Form 10-K
period 2011-12-31
Roundy's, Inc.
filed 2012-03-28
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 333-178311

Roundy’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2337996
(State of incorporation)	(I.R.S. Employer Identification No.)

875 East Wisconsin Avenue Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 231-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s common stock.

As of March 9, 2012, 45,642,999 shares of the registrants common stock, par value $0.01 per share, were issued and outstanding.

Documents Incorporated by Reference

None.

Roundy’s, Inc.

FORM 10-K For the Fiscal Year Ended December 31, 2011

Forward-Looking Statements

This Annual Report on Form 10-K for Roundy’s, Inc. and its subsidiaries contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect, ” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to compete effectively with other retailers;

•	our ability to maintain price competitiveness;

•	ongoing economic uncertainty;

•	the geographic concentration of our stores;

•	our ability to achieve sustained sales and profitable operating margins at new stores;

•	our ability to maintain or increase our operating margins;

•	our ability to implement our expansion into the Chicago market on a timely basis or at all;

•	ordering errors or product supply disruptions in the delivery of perishable products;

•	increases in commodity prices;

•	our ability to protect or maintain our intellectual property;

•	severe weather, and other natural disasters in areas in which we have stores or distribution facilities;

•	the failure of our information technology or administrative systems to perform as anticipated;

•	data security breaches and the release of confidential customer information;

•	our ability to offset increasing energy costs with more efficient usage;

•	negative effects to our reputation from real or perceived quality or health issues with our food products;

•	our ability to retain and attract senior management and key employees;

•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	the availability of financing to pursue our expansion into the Chicago market on satisfactory terms or at all;

•	additional indebtedness incurred in the future;

•	our ability to retain and attract qualified store- and distribution-level employees;

•	rising costs of providing employee benefits, including increased pension contributions due to unfunded pension liabilities;

•	changes in law;

•	risks inherent in packaging and distributing pharmaceuticals and other healthcare products;

•	wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic;

•	claims made against us resulting in litigation;

•	changes to financial accounting standards regarding store leases;

•	our high level of fixed lease obligations;

•	impairment of our goodwill; and

•	other factors discussed under “Risk Factors.”

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1—BUSINESS

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Roundy’s,” “the Company,” “our business,” “our company” refer to Roundy’s, Inc. and its consolidated subsidiaries as a combined entity.

We are a leading Midwest supermarket chain with a 140-year operating history. We were founded in 1872 as a privately owned food wholesaling company. In 1952, we were sold to certain of our customers and until 2002 operated under the Roundy’s corporate name as a retailer owned cooperative, with food wholesaling operations largely focused in Wisconsin. We opened our first Pick ‘n Save store in 1975 and built a base of company-owned and operated retail stores throughout the 1980s and 1990s.

In June 2002, we were acquired by an investor group led by Willis Stein and our management team. At that time, we derived more than 50% of our sales from food wholesaling operations and the remainder from our company-operated retail stores. Following the acquisition, we accelerated our strategy of expanding our retail store base through selective acquisitions and organic growth, while divesting our wholesale operations. The substantial elimination of the wholesale business has helped to optimize our distribution network to better support our retail stores. As of December 31, 2011, our retail operations consisted of 158 grocery stores, with 122 stores in Wisconsin operating under the Pick ‘n Save, Copps and Metro Market banners, 32 stores in Minneapolis/St. Paul operating under the Rainbow banner and four stores in Illinois operating under the Mariano’s Fresh Market banner.

Our corporate headquarters are located at 875 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. Our telephone number is (414) 231-5000. Our website address is www.roundys.com.

Stores

We operate retail grocery stores under our Pick ‘n Save, Rainbow, Copps, Metro Market and Mariano’s Fresh Market retail banners. The following table represents our store network as of the end of each of our last five fiscal years:

	Fiscal Year Ended
	12/27/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011
Pick ’n Save	94	94	95	94	93
Rainbow	31	31	32	32	32
Copps	27	26	26	26	26
Metro Market	1	1	1	2	3
Mariano’s Fresh Market	—	—	—	1	4

Total Company-owned stores	153	152	154	155	158

Our stores, which range in size from 26,000 to 130,000 square feet, offer all of the products and services found in a conventional supermarket, including nationally branded food products and own-brand products. In addition, our stores feature expansive meat, produce, deli and other perishable products and specialty and prepared foods departments, which represent higher growth and margin categories. We also offer a broad line of health and beauty care products and a large selection of seasonal merchandise to maximize the conveniences offered to our customers.

Our Pick ‘n Save, Rainbow and Copps retail banners are operated as high volume, value oriented supermarkets that seek to offer attractive prices and the best value among conventional food retailers in a given market. Our value price strategy is complemented by weekly promotions, a broad assortment of high quality fresh produce and other perishable products, as well as a focus on providing a high level of customer service and conveniences. Substantially all stores have full-service deli, meat, seafood and bakery departments, and 97 stores feature full-service pharmacies.

•

Pick ’n Save. We operate Pick ’n Save stores primarily in the Milwaukee area, as well as in certain other Wisconsin markets, including Racine, Oshkosh, Kenosha, and Fond du Lac. We also serve as the primary wholesaler for one additional Pick ’n Save bannered store that we do not operate.

•	Rainbow. We operate Rainbow stores in the Minneapolis/St. Paul area.

•	Copps. We operate Copps stores primarily in the Madison area as well as in certain northern Wisconsin markets, including Green Bay and Appleton.

We have focused on leveraging our strong brand names, high level of customer service, high quality perishables and strategically located stores, to increase market share. We believe the Pick ’n Save banner maintains the number one market share position in the Milwaukee metropolitan area. Additionally, through the Pick ’n Save and Copps banners, we believe we also maintain the number one market share position in several other large Wisconsin markets, including Madison, Racine, Fond du Lac, Oshkosh, West Bend and Kenosha. We believe the Rainbow banner maintains the number three market share position in the Minneapolis/St. Paul metropolitan area.

Our Mariano’s Fresh Market and Metro Market specialty food retail banners combine our value oriented conventional offering with an enhanced selection of full-service premium perishable and prepared food departments.

•

Mariano’s Fresh Market. We entered the Chicago market in July 2010 through the opening of our first Mariano’s Fresh Market store in Arlington Heights, Illinois. As of December 31, 2011, we had opened four stores in the Chicago market and secured nine leases for future stores in attractive locations. We subsequently opened another Chicago-area store in January 2012; Mariano’s Fresh Market brings an innovative format to the Chicago market, providing an expanded variety of produce and other perishables at competitive prices, unique specialty departments and superior customer service within an inviting ambiance.

•

Metro Market. We opened our first Metro Market store in August 2004 primarily to serve downtown Milwaukee apartment and condominium residents. The Metro Market store format features an expanded variety of produce, meat and prepared food offerings, coupled with exceptional customer service. We opened our second Metro Market store in March 2010 and our third in February 2011. Both of these additional locations are in suburbs of Milwaukee. All Metro Market stores operate in-store pharmacies.

Merchandising

We provide our customers with a compelling one-stop shopping experience featuring a high level of customer service in our attractive and convenient stores. Our product assortment includes high quality perishables and a broad selection of national brand and own-brand products at competitive prices. Many of our product categories include natural and organic options, catering to our customers’ focus on healthier eating choices.

Products

We offer our customers a wide variety of products, with a typical store stocking approximately 45,000 different items. Our stores sell most nationally advertised brands, as well as numerous products under our Roundy’s Select, Roundy’s and Clear Value own-brand labels, which maintain strong brand recognition throughout our markets. Our products can broadly be classified as non-perishable, perishable and non-food. Non-perishable food categories consist of grocery, frozen, and dairy products. Perishable categories include produce, meat, seafood, deli, bakery and floral. Non-food primarily includes general merchandise, health and beauty care, pharmacy, and alcohol.

In recent years, we have enhanced the quality and selection of key perishable products to meet growing customer demand due to an increased focus on healthy eating. Perishable product sales also typically generate higher gross margins than non-perishable products. As a result, the percentage of our net sales generated from perishable products has increased in recent periods as illustrated by the table below:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011
Non-perishable food	53.2%	53.2%	53.0%	51.7%	50.9%
Perishable	31.6	31.8	32.0	32.3	33.0
Non-food	15.2	15.0	15.0	16.0	16.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

We generally classify our products into the following primary categories: grocery, frozen & dairy; produce; meat & seafood; bakery; deli, cheese & prepared foods; floral; beer, wine & spirits; pharmacy; and health & beauty care. A brief description of the type of products we offer within each of these categories is set forth below.

•

Grocery, Frozen & Dairy. We offer a wide selection of grocery items at competitive prices, including both national brands and own brands. Our frozen department offers everyday staples such as vegetables, juice, microwaveable dinners, pizza and ice cream. In our dairy department, our milk, yogurt, sour cream, cheese, ice cream and eggs generally are produced locally in Wisconsin to ensure our customers are offered the freshest tasting products. We also provide a broad selection of natural and organic products.

•

Produce. We are committed to offering our customers the highest quality produce. We offer over 500 varieties of fresh fruit and vegetables sourced locally and from around the globe. Our stores offer an expansive assortment of USDA Certified organic produce. Our value-added produce offering includes fresh cut fruit, fresh squeezed orange juice and salad bars in many of our stores.

•

Meat & Seafood. We offer a distinctive selection of meat and fresh seafood, including natural and organic varieties, delivered with knowledgeable customer service. Our beef offering consists primarily of fresh cut Black Angus beef, and we also sell all-natural pork, lamb, veal, Italian sausage and bratwurst, and chicken. Our fresh seafood includes, for example, salmon, rainbow trout and locally harvested whitefish. In addition, we offer popular ready-to-bake selections in both our meat and seafood departments.

•

Bakery. Our bakery department offers a wide selection of breads, rolls, pies, donuts, muffins, cookies and other goods baked in-store daily. Our Roundy’s Select muffins are made with high quality ingredients, including Maine wild blueberries, Wisconsin cranberries, and spicy Korintje cinnamon. Roundy’s breads range from traditional French and Italian loaves to select artisanal varieties.

•

Deli, Cheese & Prepared Foods. We believe we provide our customers with a “neighborhood deli” experience by offering fresh foods from high quality suppliers at competitive prices. Our deli selections include salads, sandwiches, hot and ready-to-serve meals to go, and fresh sliced deli meats. We also offer an abundant selection of local, domestic, and imported artisanal cheeses, including creamy brie, gruyere, hard shaving cheeses, fresh mozzarella, Parmigiano Reggiano, Pecorino Romano and sharp cheddars. We also offer many varieties of fresh soups, both in bulk on the soup bar and packaged to go. Our prepared foods include entrees such as meat loaf, stuffed shells, rotisserie chickens and ribs.

•

Floral. We are committed to providing our customers with the freshest roses, bouquets, arrangements, green plants and attractive seasonal favorites. Our flower market offers a broad variety of cut flowers and allows customers to create their own bouquets.

•

General Merchandise. In order to maximize the conveniences offered to our customers, we offer a wide variety of candy and seasonal merchandise, as well as an assortment of household cleaning and cooking products.

•

Alcohol. We offer a wide selection of competitively priced beer, wine and spirits. Our beer selection includes over 70 domestic and international brands in multiple styles, including local and regional craft beers. We also offer a wide assortment of wines from North America and around the world, and a broad variety of spirits.

•

Pharmacy. Our pharmacies offer helpful and knowledgeable pharmacists, quality products and value-added services for our customers. We accept over 4,000 different prescription plans, and all of our pharmacists are licensed as immunizers and trained in medication therapy management.

•

Health & Beauty Care. Our stores provide a convenient location for everyday health and beauty needs. We stock a wide variety of healthcare products, from thermometers and bandages to toothpaste and floss. We also offer a wide selection of beauty, baby and general merchandise products that facilitates one-stop shopping.

Own-Brand Strategy

We have been expanding the breadth of our own-brand offering over the last five years. Our premium Roundy’s Select and mid-tier Roundy’s own-brand lines feature quality levels that we believe equal or exceed national brands at competitive prices. Our Clear Value line offers entry-level own-brand products serving as our lowest price alternative to national brands. Our portfolio of own-brand items includes approximately 5,200 as of December 31, 2011, with the percentage of sales from own-brand items representing 19.7% of our net sales.

Competitive Environment

For the disclosure related to the Company’s competitive environment, see Item 1A under the heading “Competitive Environment.”

Marketing and Advertising

We use circulars distributed through direct delivery or inserted into local newspapers as our primary medium for advertising. These circulars include representative products from a store’s key departments, with special emphasis on up to 15 key items featured at competitive prices, and generally contain a themed promotion featuring approximately 15 additional items. We tailor our advertisements to specific local markets, which provide us with greater flexibility to target markets with different promotions and respond to local competitive activity. In addition, we advertise our promotional sales and promote our brand image through the use of local radio and television, as well as targeted direct mail in specific markets.

We seek to increase customer loyalty and enhance our value proposition through our Roundy’s Rewards and other loyalty cards. Our Roundy’s Rewards and other loyalty cards improve customer loyalty by offering instant electronic discounts, promotional offers at checkout, fuel discounts in selected markets and check cashing privileges. In addition, our loyalty card enables us to track customer purchasing trends, which we can use to further tailor our marketing initiatives.

Manufacturing and Distribution

We operate three distribution centers with an aggregate of approximately 1.8 million square feet of warehouse and administrative space. Our distribution network is supported by a modern fleet of 101 tractors and 379 trailers. In addition to the primary function of supplying our retail operations a broad product line that includes dry grocery, frozen foods, fresh produce, meat, dairy products, bakery goods and non-food products. Our three distribution centers in Wisconsin also supply the primary needs of one independent licensed Pick ’n Save location. We have a long-term license and supply contract in place with this independent customer. Under the terms of the licensing agreement, we allow the licensee to use the Pick ‘n Save banner free of charge in exchange for entering into a license and supply agreement in which the licensee generally agrees to purchase a majority of its product requirements from us.

We operate a 116,000 square foot central commissary that manufactures a wide range of food products, including unique own-brand products. The commissary is a multi-purpose food production manufacturing plant and includes a complete food testing laboratory and an on-site product development department. The commissary currently produces a variety of perishable and non-perishable own-brand food items. We continually add to our capability to produce a wider variety of perishable and prepared foods. The commissary is an important element of the Company’s strategy to grow sales of own-brand products, perishables and prepared foods.

Intellectual Property

We maintain registered trademarks for our Pick ’n Save and Rainbow store banner trade names and our Roundy’s private label brand name. Trademarks are generally renewable on a 10 year cycle. We consider trademarks an important way to establish and protect our brands in a competitive environment.

Segments

The Company has determined that it has one reportable operating statement. See Note 15 to our audited consolidated financial statements set forth in Item 8 below.

Employees

As of December 31, 2011, we had 18,034 employees, including 7,630 full-time employees and 10,404 part-time employees. Approximately 49% of our employees were subject to a collective bargaining agreement as of December 31, 2011. With respect to our unionized employees, as of March 9, 2012, we have 15.9% of our unionized employees working under expired contracts and 1.8% of our unionized employees working under contracts that will expire prior to December 31, 2012.

We consider our employee relations to be good and do not anticipate any difficulties in re-negotiating these expired contracts. We have never experienced a strike or significant work stoppage.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth in Item 10 of Part III of this Form 10-K under the heading “Executive Officers of the Company” and is incorporated herein by reference.

Available Information

Our internet address is http://www.roundys.com. Through “Investor Relations”—“SEC Filings” on our home page, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statements, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

Copies of the Charters of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors, our Code of Business Conduct and Corporate Governance Guidelines can also be found on the Roundy’s website.

ITEM 1A—RISK FACTORS

There are risks and uncertainties that can affect our business, financial condition and results of operation, any one of which could cause our actual results to vary materially from recent results or from those indicated by forward looking statements included within this Annual Report on Form 10-K, and within other filings with the SEC, news releases, registration statements and other written communication. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock.

Risks Related to our Business

We operate in a highly competitive industry.

The food retail industry as a whole, and our marketing areas in Wisconsin, Minneapolis/St. Paul and Chicago, are highly competitive. We compete with various types of retailers, including national, regional and local conventional supermarkets, national and regional supercenters, membership warehouse clubs, and other alternative food retailers, such as natural foods stores, smaller specialty stores and farmers’ markets.

Our principal competitors include national conventional supermarkets such as SUPERVALU (operating under the Jewel/Osco and Cub Foods banners) and Safeway (operating under the Dominick’s banner); national supercenters such as Costco, Target and Wal-Mart; regional supercenters such as Woodman’s; regional supermarkets such as Festival Foods and Piggly Wiggly; alternative food retailers such as Aldi, Trader Joe’s and Whole Foods; and local supermarkets, natural foods stores, smaller specialty stores and farmers’ markets. In general, we compete with Aldi, Costco, Target and Wal-Mart across all of our geographic markets. Our remaining principal competitors within each of our geographic markets vary to a significant degree and include the following:

•	Wisconsin: Festival Foods, Piggly Wiggly and Woodman’s;

•	Minneapolis/St. Paul: Cub Foods and Lund’s/Byerly’s; and

•	Chicago: Dominick’s, Jewel/Osco, Strack & Van Til, Trader Joe’s and Whole Foods.

Some of these competitors have attempted to increase market share by expanding their footprints in our marketing areas. This competitor expansion creates a more difficult competitive environment for us. We also face limited competition from restaurants and fast-food chains. In addition, other established food retailers could enter our markets, increasing competition for market share.

We compete with other food retailers primarily on the basis of product selection and quality, price, customer service, store format and location or a combination of these factors. Pricing in particular is a significant driver of consumer choice in our industry and we regularly engage in price competition. To the extent that our competitors lower prices, our ability to maintain gross profit margins and sales levels may be negatively impacted. We expect competitors to continue to apply pricing and other competitive pressures. Some of our competitors have greater resources than we do and do not have unionized work forces, which may result in lower labor and benefit costs. These competitors could use these advantages to take measures, including reducing prices, which could materially adversely affect our competitive position, our financial condition and results of operations.

In addition to price competitiveness, our success depends on our ability to offer products that appeal to our customers’ preferences. Failure to offer such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. We also attempt to create a convenient and appealing shopping experience for our customers in terms of customer service, store format and location. If we do not succeed in offering attractively priced products that consumers want to buy or are unable to provide a convenient and appealing shopping experience, our sales, operating margins and market share may decrease, resulting in reduced profitability.

Economic conditions that impact consumer spending could materially affect our business.

Ongoing economic uncertainty continues to negatively affect consumer confidence and discretionary spending. Our results of operations may be materially affected by changes in economic conditions nationwide or in the regions in which we operate that impact consumer confidence and spending, including discretionary spending.

This risk may be exacerbated if customers choose lower-cost alternatives to our product offerings in response to economic conditions. In particular, a decrease in discretionary spending could adversely impact sales of certain of our higher margin product offerings. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending or cause consumers to shift their spending to lower-priced competitors. In addition, inflation or deflation can impact our business. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result, our results of operations could be materially adversely affected.

The geographic concentration of our stores creates an exposure to local economies and regional downturns that may materially adversely affect our financial condition and results of operations.

As of December 31, 2011, we operated 122 stores in Wisconsin, making Wisconsin our largest market with 77% of our stores. Of our Wisconsin stores, 60, or nearly half, are located in the Milwaukee area. We also have 32 stores located in the Minneapolis/St. Paul area. Our business is closely linked to local economic conditions in those areas and, as a result, we are vulnerable to economic downturns in those regions. In addition, any other factors that negatively affect these areas could materially adversely affect our revenues and profitability. These factors could include, among other things, changes in regional demographics, population and employer base. Any of these factors may disrupt our businesses and materially adversely affect our financial condition and results of operations.

We may be unable to maintain or improve levels of same-store sales, which could harm our business and cause our stock price to decline.

We may not be able to maintain or improve our current levels of same-store sales. Our same-store sales have fluctuated in the past and will likely fluctuate in the future. A variety of factors affect our same-store sales, including:

•	overall economic trends and conditions;

•	consumer preferences, buying trends and spending levels;

•	our competition, including competitor store openings or closings near our stores;

•	the pricing of our products, including the effects of inflation or deflation;

•	the number of customer transactions in our stores;

•	our ability to provide product offerings that generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently; and

•	the number of stores we open, remodel or relocate in any period.

Adverse changes in these factors may cause our same-store sales results to be materially lower than in recent periods, which would harm our business and could result in a decline in the price of our common stock.

We may be unable to maintain our operating margins, which could adversely affect the price of our common stock.

We intend to maintain our operating margins in an environment of increased competition through various initiatives, including expansion of our own-brand offerings, increased sales of perishables and prepared foods, improved ordering, and strategic remodels and relocations of our stores, as well as continued cost discipline focused on improving labor productivity and reducing shrink. If competitive pressures cause us to lower our prices, our operating margins may decrease. If customers do not adopt our increased own-brand, perishable or prepared food offerings, these higher margin items will not improve our operating margins. If we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. Any failure to achieve gains in labor productivity may adversely impact our operating margins. As a result, our operating margins may stagnate or decline, which could adversely affect the price of our stock.

Prolonged labor disputes with unionized employees and increases in labor costs could adversely affect us.

Our largest operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs, including pension and health care costs. As a result, we are exposed to risks associated with a competitive labor market and, more specifically, to any disruption of our unionized work force.

As of December 31, 2011, approximately 49% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiation. Our renegotiation of expiring collective bargaining agreements and negotiation of new collective bargaining agreements may not prove successful, may result in a significant increase in labor costs, or may result in a disruption to our operations. We expect that we would incur additional costs and face increased competition if we lost customers during a work stoppage or labor disturbance.

As of December 31, 2011, we had an aggregate of 38 collective bargaining agreements in effect, all of which are scheduled to expire between 2012 and 2016. In addition, certain of our employees at our Rainbow stores are currently operating under a collective bargaining agreement, which expired by its terms on March 8, 2011 and has not yet been renewed.

In the renegotiation of our current contracts and the negotiation of our new contracts, rising health care and pension costs and the nature and structure of work rules will be important issues. The terms of the renegotiated collective bargaining agreements could create either a financial advantage or disadvantage for us as compared to our major competitors and could have a material adverse effect on our results of operations and financial condition. Our labor negotiations may not conclude successfully and work stoppages or labor disturbances could occur. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on our financial condition, results of operations and cash flows. We also expect that in the event of a work stoppage or labor disturbance, we could incur additional costs and face increased competition for customers.

We may not be able to successfully implement our expansion into the Chicago market, which could limit our prospects for future growth.

Our ability to continue to expand into the Chicago market with a new format of stores under our Mariano’s Fresh Market banner is an important component of our business strategy. Successful execution of this expansion depends upon, among other things:

•	the levels of sales and profitability of Mariano’s Fresh Market stores;

•	the attractiveness of the Mariano’s Fresh Market store format and brand to local customers;

•	the incorporation of new Mariano’s Fresh Market stores into our existing distribution network;

•	the identification of suitable sites in the Chicago market for store locations;

•	the negotiation of acceptable lease terms for store sites;

•	the hiring, training and retention of skilled store personnel and management;

•	the effective management of inventory to meet the needs of our stores on a timely basis;

•	the availability of levels of cash flow or financing necessary to support our expansion; and

•	our ability to successfully address competitive pricing, merchandising, distribution and other challenges encountered in connection with expansion into the Chicago market.

We, or our third-party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. Additionally, our expansion into the Chicago market will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores.

In addition, new stores build their sales volume and their customer base over time and, as a result, generally have lower gross margin rates and higher operating expenses, as a percentage of sales, than our more mature stores. If our Chicago market stores do not generate sufficient revenue or operate with acceptable margins, or if we experience an overall decline in performance, we may slow or discontinue our expansion plans, or we may decide to close stores in Chicago or elsewhere. We believe that the competitive dynamics in Chicago are currently favorable for our entrance into the market, but to the extent these conditions change, on account of competitors reacting to our entrance or otherwise, our growth may be inhibited. If we fail to successfully implement our expansion into Chicago, our growth prospects will be materially limited and could result in a decline in the price of our common stock.

Increased commodity prices and availability may impact our profitability.

Many of our products include ingredients such as wheat, corn, oils, milk, sugar, proteins, cocoa and other commodities. Commodity prices worldwide have been increasing. While commodity price inputs do not typically represent the substantial majority of our product costs, any increase in commodity prices may cause our vendors to seek price increases from us. Although we typically are able to mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part. In the event we are unable to continue mitigating potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

Our plans to remodel or relocate certain of our existing stores and build new stores in the Chicago market require us to spend capital, which must be allocated among various projects. Failure to use our capital efficiently could have an adverse effect on our profitability.

We plan to remodel or relocate certain of our existing stores, and to open additional Mariano’s Fresh Market stores in the Chicago market. These initiatives will use cash generated by our operations. If this cash is not allocated efficiently among these various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned store openings, remodels or relocations.

We have significant debt service and lease obligations and may incur additional indebtedness in the future which could adversely affect our financial health and our ability to react to changes to our business.

We have significant debt service and lease obligations, which could adversely affect our financial health. As of December 31, 2011, we had approximately $820 million in total debt and capital lease obligations. Subsequent to the refinancing of our debt in connection with our initial public offering, on February 13, 2012, we had approximately $702 million in total debt and capital lease obligations. In addition, we had future minimum lease payment commitments of $1.7 billion at December 31, 2011.

Our high level of debt and fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our capital expenditures or other operational investments or shareholder dividends. In fiscal 2010 and

2011, we had debt service repayments, of $77.4 million and $133.2 million, respectively. Fiscal 2011 debt service obligations included a scheduled repayment of $54 million of our term loan principal amount.

If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. Our level of indebtedness has important consequences. For example, our level of indebtedness may:

•

require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to pay future dividends;

•	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

•

heighten our vulnerability to downturns in our business, the food retail industry or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the food retail industry; or

•	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings.

We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our other indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

We will require substantial cash flows from operations to make our payments under our operating leases. If we are not able to make the required payments under our debt and lease agreements, the lenders or owners of the stores we lease may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations.

Proposed changes to financial accounting standards could require our store leases to be recognized on the balance sheet.

In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on the balance sheet. As of December 31, 2011, we had undiscounted operating lease commitments of approximately $1.73 billion, scheduled through 2032, related primarily to our stores. These leases are classified as operating leases and disclosed in Note 10 to our audited consolidated financial statements set forth in Item 8 below, but are not reflected as liabilities on our consolidated balance sheets. As of December 31, 2011, substantially all our stores were subject to leases, which have terms generally up to 20 years, and during fiscal 2011 our operating lease expense was approximately $105.7 million.

In August 2010, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued a joint discussion paper highlighting proposed changes to financial accounting standards for leases. Currently, Accounting Standards Codification 840 (“ASC 840”), Leases (formerly Statement of Financial Accounting Standards 13, Accounting for Leases) requires that operating leases are classified as an off-balance sheet transaction and only the current year operating lease expense is accounted for in the income statement. In order to determine the proper classification of our stores as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. Substantially all of our store leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheets, which means that neither a leased asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. The proposed changes to ASC 840 would require that substantially all operating leases be recognized as assets and liabilities on our balance sheet. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. The proposed changes are currently being reviewed by FASB, IASB and others, and are expected to be finalized in 2012. The effective date, which has not been determined, could be as early as 2013 and may require retrospective adoption. While we have not quantified the impact this proposed standard would have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and in the interest expense and depreciation and amortization expense reflected in our income statement, while reducing the amount of rent expense. This could potentially decrease our net income.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are not currently required to comply with the rules of the Securities and Exchange Commission (the “SEC”) implementing Section 404 of the Sarbanes-Oxley Act (“Sarbanes-Oxley”) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until the year following our second annual report required to be filed with the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse, in the event it is not satisfied with the level at which our controls are documented, designed or operating. If we are unable to conclude that we have effective internal control over financial reporting, our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404 or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to divert attention from operational and other business matters to devote substantial time to public company requirements.

We have historically operated our business as a private company. In February 2012, we completed an initial public offering. As a result, we are required to incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file with the SEC quarterly and annual information and other reports that are specified in Section 13 and other sections of the securities Exchange Act of

1934, as amended (the “Exchange Act”). In addition, we are also subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange (“NYSE”), and certain provisions of Sarbanes-Oxley and other regulations promulgated thereunder, which impose significant compliance obligations upon us. We must be certain that we have the ability to institute and maintain a comprehensive compliance function; establish internal policies; ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis; design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with Sarbanes-Oxley; involve and retain outside counsel and accounting and financial staff with the appropriate experience in connection with the above activities and maintain an investor relations function. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

Sarbanes-Oxley, as well as rules subsequently implemented by the SEC and the NYSE, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes require a significant commitment of resources. We may not be successful in implementing or maintaining these requirements, any failure of which could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to continue to report our operating results on a timely and accurate basis could be impaired. If we do not implement or maintain such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE. Any such actions could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause our share price to fall.

Our business may suffer as a result of our lack of public company operating experience. In addition, if securities or industry analysts do not publish research regularly or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

We have been a privately-held company since being acquired by Willis Stein and certain members of management in June 2002. Our recent lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

In addition, as a new public company we may not be able to maintain regular research coverage by securities and industry analysts, which could negatively impact the trading price for our stock. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Failure to attract, train and retain qualified store-level and distribution-level employees could adversely affect our ability to carry out strategic initiatives and ultimately impact our financial performance.

The retail food industry is labor intensive. Our ability to meet our labor needs, including our needs for specialized workers, such as pharmacists, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. Failure to do so could adversely affect our results of operations.

The loss of key employees could negatively affect our business.

A key component of our success is the experience of our key employees, including our Chairman, President and Chief Executive Officer, Robert Mariano, our Executive Vice President and Chief Financial Officer, Darren Karst and our Executive Vice President—Operations, Donald Rosanova. These employees have extensive experience in our industry and are familiar with our business, systems and processes. In addition, Messrs. Mariano, Karst and Rosanova are key to our strategy of expansion into the Chicago market, due to their experience with, and understanding of, food retailing in that region. The loss of services of one or more of our key employees could impair our ability to manage our business effectively. We do not maintain key person insurance on any employee.

The cost of providing employee benefits continues to increase and is subject to factors outside of our control.

We sponsor three defined benefit pension plans, two of which are frozen with respect to benefit accruals and the third of which is closed to new participants. Even though the vast majority of our employees are not accruing additional pension benefits under these plans, these pension plans are not fully funded. Our funding requirements vary based upon plan asset performance, interest rates and actuarial assumptions. Poorer than assumed asset performance and continuing low interest rates would likely cause our required funding contributions to increase in the future. As of December 31, 2011, the accumulated benefit obligation and fair value of plan assets for these three Company-sponsored defined benefit plans were $185.6 million and $143.5 million, respectively. As of January 2, 2010, the accumulated benefit obligation and fair value of plan assets for these three plans were $157.8 million and $139.5 million, respectively.

In addition, we participate in three underfunded multiemployer pension plans on behalf of our union-affiliated employees, and we are required to make contributions to these plans under our collective bargaining agreements. Each of these three multiemployer pension plans is currently underfunded in part due to increases in the costs of benefits provided or paid under these plans as well as lower returns on plan assets over the past several years. The unfunded liabilities of these three plans may result in increased future payments by us and other participating employers. In 2009, the largest multiemployer plan in which we participate was deemed by its plan actuary to be “critically underfunded,” prompting federally mandated increases in our contributions to it. Going forward, our required contributions to these multiemployer plans could increase as a result of many factors, including the outcome of collective bargaining with the unions, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the payment of a withdrawal liability if we choose to exit a plan. We expect meaningful increases in contribution expense as a result of required incremental plan contributions to reduce underfunding. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of rehabilitation plan. For example, in recent years our plan underfunding has increased due to the withdrawal of participating employers that, because of their financial distress, were unable to pay contributions or their portion of the unfunded pension liability.

Pursuant to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (the “PBGC”) has the right, subject to satisfaction of certain statutory requirements, to involuntarily terminate our defined benefit pension plans (thus accelerating funding obligations), or enter into an alternative arrangement with us to prevent such termination. In March 2010, we were contacted by the PBGC expressing concern regarding the impact that the payment of a $150 million shareholder dividend could have on our ability to meet our obligations to our largest defined benefit pension plan. We subsequently entered into an amendment to our existing agreement with the PBGC that required us to make additional contributions to our defined benefit pension plan, one of which we were required to make no later than April 29, 2010 and one on each of the first two anniversaries thereafter, and for us to increase and continue the credit support in the form of the existing letter of credit with respect to our obligations under such agreement. We cannot assure you that the PBGC will not seek to increase or accelerate our funding requirements under our defined benefit plans in the event our operating performance declines or we otherwise increase our indebtedness.

We also provide health benefits to substantially all of our full-time employees and to certain part-time employees depending on average hours worked. Even though employees generally pay a portion of the cost, our cost of providing these benefits has increased steadily over the last several years. We anticipate future increases in the cost of health benefits, partly, but not entirely, as a result of the implementation of federal health care reform legislation. If we are unable to control healthcare and pension costs, we may experience increased operating costs, which may adversely affect our financial condition and results of operations.

Variability in self-insurance liability estimates could significantly impact our results of operations.

We self-insure for workers’ compensation, general liability, automobile liability and employee health care benefits up to a set retention level, beyond which we maintain excess insurance coverage. Liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Our accruals for insurance reserves reflect certain actuarial assumptions and management judgments, which are subject to a high degree of variability. The variability is caused by factors external to us such as: historical claims experience; medical inflation; legislative changes to benefit levels; trends relating to jury verdicts; and claim settlement patterns. Any significant variation in these factors could cause a material change to our reserves for self-insurance liabilities and may adversely affect our financial condition and results of operations.

Litigation may materially adversely affect our business, financial condition and results of operations.

Our operations are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may be a party to individual personal injury, product liability and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our businesses, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially adversely affect our businesses, financial condition, results of operations and cash flows.

Various aspects of our business are subject to federal, state and local laws and regulations. Our compliance with these regulations may require additional capital expenditures and could materially adversely affect our ability to conduct our business as planned.

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, alcoholic beverage sales, tobacco sales and pharmaceutical sales. In particular, the states of Wisconsin, Minnesota and Illinois and several local jurisdictions regulate the licensing of supermarkets, including alcoholic beverage license grants. In addition, certain local regulations may limit our ability to sell alcoholic beverages at certain times. A variety of state programs regulate the production and sale of milk, including the price of raw milk, through federal market orders and price support programs. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with new laws in these areas, or with new or stricter interpretations of existing requirements, could reduce the revenue and profitability of our stores and could otherwise materially adversely affect our business, financial condition or results of operations. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations.

Our pharmacy business is subject to, and influenced by, certain government laws and regulations, including those administered and enforced by Medicare, Medicaid, the Drug Enforcement Administration (the “DEA”), the Consumer Product Safety Commission, the U.S. Federal Trade Commission and the U.S. Food and Drug Administration. For example, the conversion of various prescription drugs to over-the-counter medications, a decrease in the rate at which new prescription drugs become available or the failed introduction of new prescription drugs into the market could materially adversely affect our pharmacy sales. The withdrawal of certain drugs from the market may also materially adversely affect our pharmacy business. Changes in third party reimbursement levels for prescription drugs, including changes in Medicare or state Medicaid programs, could also reduce our margins and have a material adverse effect on our business. In order to dispense controlled substances, we are required to register our pharmacies with the DEA and to comply with security, recordkeeping, inventory control and labeling standards.

In addition, our pharmacy business is subject to local regulations in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and state and federal prohibitions against certain payments intended to induce referrals of patients or other health care business. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil, administrative and criminal penalties including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in, or exclusion from, government reimbursement programs such as Medicare and Medicaid; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements and could materially adversely affect the continued operation of our business. Our pharmacy business is also subject to the Health Insurance Portability and Accountability Act, including its obligations to protect the confidentiality of certain patient information and other obligations. Failure to properly adhere to these requirements could result in the imposition of civil as well as criminal penalties.

We may experience negative effects to our reputation from real or perceived quality or health issues with our food products, which could have an adverse effect on our operating results.

We believe that a reputation for providing our customers with fresh, high-quality food products is an important component of our customer value proposition. Concerns regarding the safety or quality of our food products or of our food supply chain could cause consumers to avoid purchasing certain products from us, or to seek alternative sources of food, even if the basis for the concern is outside of our control. Food products containing contaminants could be inadvertently distributed by us and, if processing at the consumer level does not eliminate them, these contaminants could result in illness or death. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products and have an adverse effect on our operating results. Furthermore, the sale of food products entails an inherent risk of product liability claims, product recall and the resulting negative publicity. Any such claims, recalls or adverse publicity with respect to our own-brand products may have an even greater negative effect on our sales and operating results, in addition to generating adverse publicity for our own-brand products. Any lost confidence in us on the part of our customers would be difficult and costly to re-establish. Any such adverse effect could significantly reduce our brand value. Issues regarding the safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as risks of liability for products which cause harm to consumers. Although we maintain professional liability insurance and errors and omissions liability insurance, we cannot guarantee that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future, or at all. Our results of operations, financial condition or cash flows may be materially adversely affected if in the future our insurance coverage proves to be inadequate or unavailable, or there is an increase in the liability for which we self-insure, or we suffer harm to our reputation as a result of an error or omission.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

We have a significant amount of goodwill. As of December 31, 2011, we had goodwill of approximately $726.9 million, which represented approximately 48.1% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis (as of the first day of the third quarter) or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal 2009, 2010 and 2011, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

Severe weather, natural disasters and adverse climate changes may materially adversely affect our financial condition and results of operations.

Severe weather conditions and other natural disasters in areas where we have stores or distribution facilities or from which we obtain the products we sell may materially adversely affect our retail or distribution operations or our product offerings and, therefore, our results of operations. Such conditions may result in physical damage to, or temporary or permanent closure of, one or more of our stores or distribution facilities, an insufficient work force in our markets, and/or temporary disruption in the supply of products, including delays in the delivery of goods to our stores or a reduction in the availability of products in our stores. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within our supply chain. Any of these factors may disrupt our businesses and materially adversely affect our financial condition, results of operations and cash flows.

Our business could be harmed by a failure of our information technology or administrative systems.

We rely on our information technology and administrative systems to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes. The failure of our information technology or administrative systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, require us to expend significant time and expense developing, maintaining or upgrading our information technology or administrative systems, or prevent us from paying our suppliers or employees, receiving payments from our customers or performing other information technology or administrative services on a timely basis.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.

We and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.

Energy costs are a significant component of our operating expenses, and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability

We utilize natural gas and electricity in our stores and distribution centers and gasoline and diesel fuel in the trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events, will increase the costs of operating our stores and distribution network and may increase the costs of our products. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in protecting against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which would impact our profitability.

We may be unable to protect or maintain our intellectual property, which could results in customer confusion and adversely affect our business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our trademarks, including our registered Roundy’s, Pick ’n Save and Rainbow trademarks are valuable assets that reinforce our customers’ favorable perception of our stores. From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. We respond to these actions on a case-by-case basis. The outcomes of these actions have included both negotiated out-of-court settlements as well as litigation.

Risks Related to the Ownership of Our Common Stock

We are controlled by investment funds managed by affiliates of Willis Stein, whose interests in our business may be different from those of our other stockholders.

As of March 9, 2012, funds controlled by Willis Stein and Partners, LLC (“Willis Stein”) owned, or controlled through our Investor Rights Agreement (as defined within Item 13, “Certain Relationships and Related Transactions and Director Independence—Investor Rights Agreement”), 23,267,732 shares, or 51.0%, of our outstanding common stock. As such, affiliates of Willis Stein have significant influence over our reporting and corporate management and affairs, and, for so long as they control more than 50% of our outstanding shares of common stock, will be able to control virtually all matters requiring stockholder approval. Pursuant to the Investor Rights Agreement, for so long as Willis Stein controls more than 50% of our outstanding shares of common stock, they will have the ability to designate the majority of our board of directors for the first year following the IPO. During such time, we expect that representatives of Willis Stein will constitute a majority of each committee of our board of directors (other than the audit committee) and that the chairman of each of the committees (other than the audit committee) will be a representative of Willis Stein, and these arrangements could extend beyond the one-year period contemplated by the Investor Rights Agreement (although, at such time as we are not a “controlled company” under the corporate governance standards, our committee membership will comply with all applicable requirements of those standards).

Affiliates of Willis Stein will, for so long as they control more than 50% of our outstanding shares of common stock, effectively control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors designated by affiliates of Willis Stein have the authority, subject to the terms of our indebtedness and the rules and regulations of the New York Stock Exchange, to cause us to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Our certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply to Willis Stein, or any of our directors who are associates of, or affiliated with, Willis Stein, in a manner that would prohibit them from investing in competing businesses or doing business with our clients or guests. It is possible that the interests of Willis Stein and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders.

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

As of March 9, 2012 Willis Stein controls a majority of our voting common stock, and we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under the rules of the NYSE, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board consists of independent directors;

•

the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

We utilize the “controlled company” exemption from these corporate governance requirements. As a result, we neither have a majority of independent directors nor does our nominating and corporate governance committee and compensation committee consist entirely of independent directors. Further, we are not required to have an annual performance evaluation of the nominating and corporate governance committee and compensation committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Conflicts of interest may arise because some of our directors are representatives of our controlling stockholders.

Messrs. Larson, Stein and Willis, who are representatives of Willis Stein, serve on our board of directors. As discussed above, Willis Stein and entities controlled by them may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Willis Stein, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction or (3) the transaction is otherwise fair to us. Under our amended and restated certificate of incorporation, representatives of Willis Stein are not required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacity as a director of ours.

An active, liquid trading market for our common stock may not develop, which could limit your ability to sell your shares of our common stock at an attractive price, or at all.

Prior to our initial public offering on February 8, 2012, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our common stock or how liquid that market might become. An active public market for our common stock may not be sustained. If an active public market is not sustained, it may be difficult for stockholders to sell their shares of common stock at a price that is attractive to them, or at all.

Market volatility may affect our stock price and the value of your investment.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	announcements of new initiatives, commercial relationships, acquisitions or other events by us or our competitors;

•	failure of any of our initiatives to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance to investors and analysts or our failure to achieve such expectations;

•	delays in, or our failure to provide, financial guidance;

•	changes in securities analysts’ estimates of our financial performance or our failure to achieve such estimates;

•	sales of large blocks of our common stock, including sales by Willis Stein or by our executive officers or directors;

•	additions or departures of any of our key personnel;

•	changes in accounting principles or methodologies;

•	changing legal or regulatory developments in the U.S. and other countries; and

•	discussion of us or our stock price by the financial press and in online investor communities.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expenses and the diversion of our management’s attention from our business.

We may not declare dividends or have the available cash to make dividend payments.

We intend to pay quarterly cash dividends in an amount equal to $0.23 per share. Whether we will do so, however, and the timing and amount of those dividends, will be subject to approval and declaration by our board of directors and will depend upon on a variety of factors, including the financial results, cash requirements and financial condition of the company, our ability to pay dividends under the credit agreement governing our new senior secured credit facilities and any other applicable contracts, and other factors deemed relevant by our board of directors.

Because Roundy’s, Inc. is a holding company with no material assets (other than the equity interests of its direct subsidiary), its cash flow and ability to pay dividends is dependent upon the financial results and cash flows of its operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. The direct and indirect subsidiaries of Roundy’s, Inc. are separate and distinct legal entities and have no obligation to make any funds available to it.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

As of March 9, 2012, there were 45,642,999 shares of our common stock outstanding. Of the total common shares outstanding, 23,052,995 remain subject to lock-up agreements for 180 days after the date of the initial public offering. A large portion of our shares are held by a small number of persons and investment funds. Sales by these stockholders of a substantial number of shares after our IPO could significantly reduce the market price of our common stock. Moreover, Willis Stein has rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We also intend to register all common stock that we may issue under our 2012 Incentive Compensation Plan. An aggregate of 5,656,563 shares of our common stock has been reserved for future issuance under the 2012 Incentive Compensation Plan. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

Our revenues and operating results have historically varied from period-to-period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of our future performance.

Factors associated with our industry, the operation of our business and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	our ability to compete effectively with other retailers;

•	our ability to maintain price competitiveness;

•	ongoing economic uncertainty;

•	the geographic concentration of our stores;

•	our ability to achieve sustained sales and profitable operating margins at new stores;

•	our ability to maintain or increase our operating margins;

•	our ability to implement our expansion into the Chicago market on a timely basis or at all;

•	ordering errors or product supply disruptions in the delivery of perishable products;

•	increases in commodity prices;

•	our ability to protect or maintain our intellectual property;

•	severe weather, and other natural disasters in areas in which we have stores or distribution facilities;

•	the failure of our information technology or administrative systems to perform as anticipated;

•	data security breaches and the release of confidential customer information;

•	our ability to offset increasing energy costs with more efficient usage;

•	negative effects to our reputation from real or perceived quality or health issues with our food products;

•	our ability to retain and attract senior management and key employees;

•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	the availability of financing to pursue our expansion into the Chicago market on satisfactory terms or at all;

•	additional indebtedness incurred in the future;

•	our ability to retain and attract qualified store-and distribution-level employees;

•	rising costs of providing employee benefits, including increased pension contributions due to unfunded pension liabilities;

•	changes in law;

•	risks inherent in packaging and distributing pharmaceuticals and other healthcare products;

•	wartime activities, threats or acts of terror or a widespread regional, national or global health epidemic;

•	changes to financial accounting standards regarding store leases;

•	our high level of fixed lease obligations;

•	claims made against us resulting in litigation; and

•	impairment of our goodwill.

Any one of the factors above or the cumulative effect of some of the factors referred to above may result in significant fluctuations in our quarterly financial and other operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay attempts to acquire us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions include:

•	a classified board of directors so that not all members of our board of directors are elected at one time;

•

authorization of the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•

prohibition on stockholder action by written consent unless such action is recommended by either unanimous written consent of the board of directors or by unanimous vote of directors at a board meeting with a quorum, which requires that all stockholder actions not so approved be taken at a meeting of our stockholders;

•	special meetings of our stockholders may only be called by a resolution adopted by a majority of our directors then in office or by the chairman;

•	express authorization for our board of directors to make, alter, or repeal our amended and restated bylaws; and

•	advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”) which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions which they may desire.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

We lease all of our properties from unaffiliated parties, except for two of our stores and our Stevens Point Distribution center, which we own. A typical store lease is for an initial 20-year term with four renewal options of five years each. The following table shows the number of stores operated by geographic market as of December 31, 2011:

	Wisconsin	Minnesota	Illinois
Retail Stores:
Pick ’n Save	93	—	—
Metro Market	3	—	—
Copps	26	—	—
Rainbow	—	32	—
Mariano’s Fresh Market	—	—	4
Distribution Centers	3	—	—
Manufacturing	1	—	—

Our Oconomowoc distribution center operates under a long-term lease expiring in 2030 with five renewal options of five years each and our Mazomanie distribution center operates under a long-term lease expiring in 2022 with one ten year renewal option. Our commissary is located in Kenosha, Wisconsin and operates under a long-term lease expiring in 2020, with five renewal options of five years each. Our executive offices are located in a leased 115,000 square foot office facility in downtown Milwaukee, the lease for which expires in 2018, with three renewal options of five years each.

ITEM 3—LEGAL PROCEEDINGS

We are subject to various legal claims and proceedings which arise in the ordinary course of our business, including employment related claims, involving routine claims incidental to our business. Although the outcome of these routine claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these claims will have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock, traded under the symbol “RNDY”, have been publicly traded since February 8, 2012, when our common stock was listed and began trading on the New York Stock Exchange (“NYSE”). Accordingly, no market for our stock existed prior to February 8, 2012.

As of March 9, 2012, there were 64 holders of record of our common stock, and the closing price of our common stock was $10.68 per share as reported by the NYSE. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. For additional information related to ownership of our stock by certain beneficial owners and management, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Registered Sales of Equity Securities

On February 13, 2012, we completed our IPO of 22,059,091 shares of our common stock at a price of $8.50 per share, which included 14,705,883 new shares sold by Roundy’s and the sale of 7,353,208 shares from existing shareholders.

Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or $111 million in net proceeds after deducting the underwriting discount and expenses related to our IPO. We used all of the net proceeds that we received from our IPO, together with borrowings under our new senior credit facility, to repay all of our outstanding borrowings under our existing first lien credit facility and second lien credit facility, including all accrued interest thereon and any related prepayment premiums. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2011 with respect to shares of Common Stock purchased by the Company during the quarter then ended:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period 10—four weeks
October 2, 2011 to October 29, 2011	0	$0.00	0	$0
Period 11—four weeks
October 30, 2011 to November 26, 2011	0	$0.00	0	$0
Period 12—five weeks
November 27, 2011 to December 31, 2011	273	$16.90	0	$0

Total	273	$16.90	0	$0

Dividend Policy

We currently intend to declare quarterly dividends of approximately $0.23 per share on all outstanding shares of common stock. We currently expect the first quarterly dividend will be paid after completion of the first quarter of 2012. The declaration of this and any other dividends, and, if declared, the amount of any such dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions and such other factors as our board of directors may deem relevant. For example, our ability to pay cash dividends on our common stock will be subject to our continued compliance with the terms of our outstanding indebtedness, including our new senior credit facility as further outlined below. We expect that our dividend payments for any particular quarter may represent a majority, but less than all, of our free cash flow for such period. We generally consider our free cash flow for any particular period to be our net earnings plus any non-cash charges and expenses incurred in such period after subtracting our capital expenditures and mandatory debt repayments for that period. Because any future payment of dividends will be at the discretion of our board of directors, we do not expect that any such dividend payments will have an adverse impact on our liquidity or otherwise limit our ability to fund capital expenditures or otherwise pursue our business strategy over the long-term. We intend to fund any future dividends out of our projected free cash flow and, as a result, we do not expect to incur any indebtedness to fund such payments.

Because Roundy’s, Inc. is a holding company, its cash flow and ability to pay dividends are dependent upon the financial results and cash flows of its operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. We expect to cause the operating subsidiaries of Roundy’s, Inc. to pay distributions to it to fund its expected dividend payments, subject to applicable law and any restrictions contained in its subsidiaries’ current or future debt agreements.

Roundy’s, Inc.’s principal operating subsidiary, Roundy’s Supermarkets, Inc. (“RSI”), as the borrower under our new senior credit facility, is permitted to declare cash dividends on account of its capital stock for the purpose of funding our expected dividend payments in an amount that does not exceed the sum of (i) 70% of RSI’s excess cash flow calculated on a quarterly basis and (ii) $25.0 million plus an amount equal to its retained portion of adjusted excess cash flow measured cumulatively, in each case, subject to pro forma compliance with the financial covenants contained in, and no default or event of default being continuing under, the new senior credit facility. Excess cash flow is equal to Adjusted EBITDA minus capital expenditures, cash payments of interest, cash payments of taxes, mandatory loan repayments and amortization of capital leases for that period, and adjusted excess cash flow will be an amount equal to excess cash flow minus cash dividends paid and changes in net working capital. Under the new senior credit facility, RSI is required to comply with certain financial covenants, including (a) a maximum total leverage ratio and (b) a minimum cash interest coverage ratio to be determined. All of RSI’s existing subsidiaries are guarantors under the new senior credit facility and are otherwise restricted in their ability to transfer assets to the issuer in the form of loans, advances or cash dividends other than described above. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Senior Credit Facility.”

The ability of our subsidiaries to comply with the foregoing limitations and restrictions is, to a significant degree, subject to their respective operating results, which are dependent on a number of factors outside of our control. As a result, we cannot assure you that we will be able to declare dividends as contemplated herein. See Item 1A “Risk Factors—Risks Related to the Ownership of our Common Stock—We may not declare dividends or have the available cash to make dividend payments.”

We paid cash dividends to holders of our equity securities in an aggregate amount of $150.0 million in fiscal 2010, including approximately $79.2 million on account of our common stock. We did not pay any dividends on account of our common stock during fiscal 2011.

ITEM 6—SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statement of income, balance sheet, and cash flow financial data for the periods presented and should only be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the related notes thereto (dollars in thousands, except for per share data and amounts relating to square feet).

	Fiscal Year
	2007	2008	2009	2010	2011
Statement of Income Data:
Net Sales	$3,798,864	$3,867,146	$3,745,774	$3,766,988	$3,841,984
Costs and Expenses:
Cost of sales	2,774,960	2,820,828	2,726,672	2,748,919	2,804,709
Operating and administrative	879,865	891,028	876,510	868,972	886,862
Interest expense, current and long-term debt, net	73,139	50,435	32,281	64,037	68,855
Interest expense, dividends on preferred stock	12,773	14,376	14,799	2,716	—
Amortization of deferred financing costs	1,768	1,797	1,816	2,906	3,469
Facility closure and asset impariment costs (adjustment) (1)	(1,453)	—	—	—	—
Loss on debt extinguishment (2)	—	—	5,879	—	—

	3,741,052	3,778,464	3,657,957	3,687,550	3,763,895

Income before income taxes	57,812	88,682	87,817	79,438	78,089
Provision for income taxes	26,639	39,244	40,638	33,244	30,041

Net income	$31,173	$49,438	$47,179	$46,194	$48,048

Net earnings per common share (3):
Basic and Diluted	$—	$—	$—	$1.01	$1.58
Weighted average number of common shares outstanding:
Basic	27,930	27,853	27,587	27,384	27,324
Diluted	30,994	30,917	30,648	30,434	30,374
Dividends declared per common share	$—	$—	$—	$2.90	$—
Cash Flow Financial Data:
Cash provided by (used in):
Operating activities	$117,969	$169,993	$175,362	$40,633	$182,017
Investing activities	(80,583)	(70,710)	(93,689)	(57,754)	(65,868)
Financing activities	9,595	(90,817)	(99,200)	(21,365)	(65,516)
Depreciation and amortization	82,802	81,074	81,091	75,237	72,949
Capital expenditures	69,378	76,467	76,436	62,932	66,497
Balance Sheet Data (at end of period):
Working capital	$60,179	$55,518	$30,030	$28,215	$79,755
Total assets	1,533,221	1,488,706	1,481,877	1,446,931	1,512,682
Total debt and capital lease obligations (4)	845,065	757,625	747,286	884,008	820,141
Preferred stock subject to mandatory redemption	115,592	129,968	69,156	—	—
Shareholders’ equity	118,254	133,673	186,165	152,564	177,175
Operating Data:
Number of stores at end of fiscal year	153	152	154	155	158
Average weekly net sales per store (5)	$467	$473	$468	$469	$471
Net sales per average selling square foot per period (6)	$597	$605	$596	$592	$588
Average store size:
Average total square feet	60,081	60,082	60,363	60,792	61,109
Average selling square feet	40,697	40,667	40,852	41,201	41,784
Change in same-store sales (7)	0.0%	0.6%	(1.2%)	(0.8%)	(0.2%)

(1)

On August 30, 2006, we closed three retail stores in the Minneapolis area. We recorded asset impairment costs of $5.9 million and facility closure costs of $12.7 million. Facility closure costs consist primarily of the present value of remaining future lease liabilities, net of expected sublease income. In 2007, we adjusted estimates for remaining future lease liabilities, which reduced the facility closure costs by approximately $1.5 million.
(2)	On October 30, 2009, we amended our first lien credit facility, which extended a portion of our Term Loan and modified our interest rate structure. As a result of the Amendment, we recognized a loss on debt extinguishment of $5.9 million.
(3)	Prior to the April 29, 2010 payment of the liquidation value and unpaid dividends on our preferred stock, common shareholders did not share in net income unless earnings exceeded the remaining unpaid dividends and liquidation value. Accordingly, the common stock earnings per share prior to April 29, 2010 was zero, as the unpaid dividends and liquidation value exceeded net income. For additional information as to how we calculated net earnings per common share, see Note 14 to our audited consolidated financial statements.
(4)	Amounts shown are net of unamortized discounts of $2,647 and $2,147 at January 1, 2011 and December 31, 2011, respectively.
(5)	We calculated average weekly net sales per store by dividing net sales by the average number of stores open during the applicable weeks.
(6)	The amount for fiscal 2008 has been decreased to reflect a 52-week year so as to be comparable to other years presented.
(7)	Represents the percentage change in our same-store sales as compared to the prior comparable period. Our practice is to include sales from a store in same-store sales beginning on the first day of the fifty-third week following the store’s opening. When a store that is included in same-store sales is remodeled or relocated, we continue to consider sales from that store to be same-store sales. This practice may differ from the methods that other food retailers use to calculate same-store or “comparable” sales. As a result, data in this Form 10-K regarding our same-store sales may not be comparable to similar data made available by other food retailers.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” and our consolidated financial statements and the notes to those statements included within Item 8 of this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We are a leading Midwest supermarket chain with a 140-year operating history. We have achieved leading market positions in our core markets and are the largest grocery retailer in the state of Wisconsin by net sales for fiscal 2010, based on comparative data that we obtained from the Metro Market Study. As of December 31, 2011, we operated 158 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s Fresh Market retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary.

Our net sales have remained stable over our last three completed fiscal years, despite recent economic challenges. During this period, we have pursued pricing and merchandising improvement initiatives, as well as our Chicago expansion strategy. We also completed our exit from third party wholesale distribution, begun in 2002, with wholesale distribution sales decreasing from $63 million in fiscal 2008 to $15 million in fiscal 2011. As of December 31, 2011, we continue to serve as the primary wholesaler for one independent Pick ’n Save store. Beginning in fiscal 2009, our net sales reflect the impact of our acquisition, completed on December 11, 2009, of substantially all of the assets related to 20 pharmacies located in our stores that were previously owned by a third party for approximately $16.6 million. In more recent periods, our net sales have improved as compared to prior comparable periods due primarily to sales generated from stores opened or replaced during fiscal 2010 and 2011.

Since fiscal 2009, we have been able to maintain attractive and consistent operating margins and cash flows generated as a result of our value positioning, efficient operating structure and distinctive merchandising strategies, especially those involving own brand and perishable goods. In addition, we implemented several cost reduction measures during this period to help support our operating margins and cash flow, including initiatives to reduce shrink and improve labor productivity throughout our operations. These initiatives, together with our efficient cost structure, have enabled us to continue to make targeted investments to lower our everyday retail prices in an effort to improve our competitive position within our markets.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to opportunistically open new stores in our core markets, and intend to continue our expansion into the Chicago market with plans to open four to five stores per year in the Chicago market over the next five years. As of December 31, 2011, we had four stores open in the Chicago market, and we opened another store in January 2012. Given its favorable competitive dynamics and attractive demographics, including a large population and above average household income, we believe the Chicago market provides us with a compelling expansion opportunity. We also plan to continue to support our operating margins and cash flow generation by implementing cost reduction measures, including initiatives to reduce shrink and improve labor productivity throughout our operations and by focusing on higher margin products.

Factors Affecting Our Operating Results

Various factors affect our operating results during each period, including:

General Economic Conditions and Changes in Consumer Behavior

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending in our stores, while economic weakness results in a reduction of customer spending. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs.

Although economic weakness caused by the recent economic recession has decreased overall consumer spending, we believe, based on information from the Food Marketing Institute, that many consumers are spending less of their overall food budget on meals away from home and more at food retailers. As a result, we believe that the impact of the current economic slowdown on our recent operating results has at least been partially mitigated by increased consumer preferences for meals at home. The recent economic environment has also led consumers to become more price sensitive and, as a result, consumers are increasingly purchasing own brand products that offer a better value than national brands. Because own brand items have a lower price point than national brands, as our own brand sales mix increases, our overall net sales are reduced but our gross profit and gross margin improve.

Our core markets also feature relatively stable local economies with diversified employer bases and stable to modestly growing populations. Although our markets have been impacted by the economic downturn, unemployment rates in Wisconsin and Minneapolis are lower than the national average.

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our financial results can be positively impacted in the short term as we sell lower-priced inventory in a higher price environment. Over the longer term, the impact of inflation is largely dependent on our ability to pass through inventory price increases to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. For example, our operating results in fiscal 2008 were positively impacted by the inflationary environment, largely driven by higher commodity prices. Conversely, during deflationary periods our operating results are generally adversely affected. In fiscal 2009, for example, the food retail sector began experiencing deflation, as input costs declined and price competition among retailers intensified, pressuring sales across the industry. In fiscal 2010, food deflation moderated and, beginning in early fiscal 2011, we began to experience inflation in some commodity driven categories, which has had a slight negative impact on our gross margins as price competition has partially limited our ability to immediately pass through higher prices on certain products.

Cost Management Initiatives

Our recent operating results reflect the impact of our ongoing initiatives to lower our operating costs to support our margins. For example, we have improved our labor productivity, as measured by items sold per labor hour, over our last three completed fiscal years, and expect to continue to implement initiatives to lower future labor costs. In particular, we expect we will achieve additional labor savings by reducing unproductive labor hours through continued implementation of lean initiatives, including a focus on improving organizational efficiency, work processes and store layouts.

We have also undertaken a number of initiatives to control and reduce product shrink (e.g., spoiled, damaged, stolen or out-of-date inventory). For example, we have begun to implement the Periscope software system, a data collection, production planning and product ordering tool that we expect to generate improvements in shrink in most of our perishable departments. This system provides store management with the necessary tools to forecast daily product requirements based on historical customer purchasing data, allowing managers to optimize inventory ordering and production planning relative to customer demand.

Targeted Investments in Everyday Low Prices

Our recent operating results have been impacted by our price cutback initiative that we began to implement in fiscal 2007 in order to improve our pricing compared to conventional supermarket and supercenter competitors. Through this initiative we have lowered our everyday prices on approximately 5,500 to 6,000 key value items in highly competitive and price sensitive markets. A substantial portion of our existing store network has absorbed the impact of the price cutback initiative, but we expect to expand it to other stores depending on local competitive conditions. In addition, we expect to continue to implement local advertising campaigns to highlight price cutbacks. These promotional activities may pressure operating margins during the periods when they are implemented, but can have a significant impact in driving net sales growth.

Store Openings and Store Closings

Our operating results in any particular period are impacted by the timing of new store openings and store closings. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. During the first several weeks following a new store opening, operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink and costs related to hiring and training new employees. A new store in our core markets can take a year or more to achieve a level of operating profitability comparable to our company-wide average for existing stores, with a somewhat longer time horizon anticipated with respect to our new Chicago stores.

In addition, many of our new store openings in existing markets have had a near term negative impact on our same-store sales as a result of cannibalization from existing stores in close proximity. Over the longer term, we believe that any such cannibalization will be more than offset by future net sales growth and expanded market share. When we close underperforming stores, we expense the present value of any remaining future lease liabilities, net of expected sublease income, which negatively impacts our operating results during the period of the closure.

We also look for opportunities to relocate existing stores to improve location, lease terms or store layout. Relocated stores typically achieve a level of operating profitability comparable to our company-wide average for existing stores more quickly than new stores.

Changes in our store base during the periods presented are summarized below:

	Fiscal Year Ended
	1/2/2010	1/1/2011	12/31/2011
Stores at beginning of period	152	154	155
New stores opened	3	1	3
Relocated stores opened	4	5	4
Stores closed but relocated	(4)	(5)	(4)
Stores acquired	1	—	—
Stores sold	(2)	—	—

Stores at end of period	154	155	158

Expanded Own Brand Offering

Delivering high quality own-brand products is a key component of our pricing and merchandising strategy, as we believe it builds and deepens customer loyalty, enhances our value proposition, generates higher gross margins relative to national brands and improves the breadth and selection of our product offering. A strong own-brand offering has become an increasingly important competitive advantage in the food retail industry, given consumers’ growing focus on value and greater willingness to purchase own brand products over national brands.

Our portfolio of own-brand items has increased from approximately 1,600 items at the end of fiscal 2005 to approximately 5,200 as of December 31, 2011, with the percentage of sales from own-brand items increasing from 8.4% to 19.7% during this same period. Because own brand items have a lower price point than national brands, as our own brand sales mix increases, our overall net sales are reduced but our gross profit and gross margin improve.

Developments in Competitive Landscape

The U.S. food retail industry is highly competitive. Our competitors include national, regional and local conventional supermarkets, national and regional supercenters, membership warehouse clubs, and alternative food retailers, such as natural foods stores, smaller specialty stores and farmers’ markets. In any particular financial period, our results of operations may be impacted by changes to the competitive landscape in one or more of our markets, including as a result of existing competitors expanding their presence or new competitors entering our markets. For example, in recent years we have faced increased competition from the continued expansion of supercenters, such as Walmart throughout our Wisconsin markets and SuperTarget in the Minneapolis/St. Paul area. In certain cases, the impact of these competitive supercenter openings has caused our net sales to decline in the near term. However, the longer term impact of supercenter openings on our overall net sales and market share is more difficult to predict and is dependent on a number of factors in a particular market, including strength of competition, the competitive response by us and other food retailers, and consumer shopping preferences. At times, smaller regional and independent grocers are displaced by supercenter openings, creating an opportunity for us to gain market share.

Our competitors will often implement significant promotional activities in an effort to gain market share, in particular in connection with new store openings. In order to remain competitive and maintain our market share, we sometimes elect to implement competing promotional activities, which may result in near term pressure on our operating margins unless we are able to implement corresponding cost saving initiatives. Changes in the competitive landscape in our markets may also impact our level of capital expenditures in the event we decide to remodel or relocate an existing store to improve our competitive position.

Interest Expense and Loss on Debt Extinguishment

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and changes in the interest rates payable on such indebtedness. As a result of certain financing activities, the average interest rate we pay on our indebtedness has increased over the last three fiscal years. In October 2009, we entered into an amendment of our first lien credit facility, which extended a portion of our first lien term loans and modified our interest rate structure. As a result of the October 2009 credit facility amendment, we recognized a loss on debt extinguishment of $5.9 million. In April 2010, we borrowed $150 million under a second lien credit facility in order to pay a $150 million dividend to our shareholders, and entered into an additional amendment to our first lien credit facility that further modified our interest rate structure. We used all of the net proceeds we received from our IPO to reduce our outstanding indebtedness and, as a result, expect that after the completion of our IPO our interest expense will be lower than in recent periods.

Transaction-Related Charges

We used all of the net proceeds that we received from our IPO, together with our indebtedness from new senior credit facility, to repay all of our outstanding borrowings and other amounts owing under our existing credit facilities. In connection with such repayment, we will record a charge of approximately $10.2 million, net of tax, to write off all of our unamortized deferred financing costs and the unamortized original issue discount as well as prepayment penalties associated with such indebtedness and to reflect the related prepayment premiums. Going forward, our interest expense will include the amortization of the financing costs associated with our new debt financing arrangements.

In connection with the completion of our IPO, we granted an aggregate of 819,286 shares of restricted stock to certain of our directors, executive officers and non-executive officers. The restricted stock for executive officers and non-executive officers will vest over five years and the restricted stock for our directors will vest over one year. We estimate that we will record compensation expense associated with these grants, resulting in a reduction in net earnings, of approximately $0.9 million for fiscal 2012, approximately $0.8 million for each of fiscal 2013 through fiscal 2016, and approximately $0.1 million for fiscal 2017, in each case net of tax, and based on the initial public offering price of $8.50 per share.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and same-store sales, gross profit, operating and administrative expenses and Adjusted EBITDA.

Net Sales and Same-Store Sales

We evaluate net sales because it helps us measure the impact of economic trends and inflation or deflation, the effectiveness of our marketing, promotional and merchandising activities, the impact of new store openings and store closings, and the effect of competition over a given period. Net sales represent product sales less returns and allowances and sales promotions. We derive our net sales primarily from the operation of retail grocery stores and to a much lesser extent from the independent distribution of food and non-food products to an independently-owned store. We recognize retail sales at the point of sale. We do not record sales taxes as a component of retail revenues as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

We also consider same-store sales to be a key indicator in evaluating our performance. Same-store sales controls for the effects of new store openings, making it a useful measure for period-to-period comparisons. Our practice is to include sales from a store in same-store sales beginning 53 weeks following the store’s opening. When a store that is included in same-store sales is remodeled or relocated, we continue to include sales from that store in same-store sales. This practice may differ from the methods that our competitors use to calculate same-store or “comparable” sales. As a result, data in this Annual Report on Form 10-K regarding our same-store sales may not be comparable to similar data made available by our competitors.

Various factors may affect our net sales and same-store sales, including:

•	overall economic trends and conditions;

•	consumer preferences and buying trends;

•	our competition, including competitor store openings or closings near our stores;

•	the pricing of our products, including the effects of inflation or deflation;

•	the number of customer transactions in our stores;

•	our ability to provide product offerings that generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently; and

•	the number of stores we open, remodel or relocate in any period.

Gross Profit

We use gross profit to measure the effectiveness of our pricing and procurement strategies as well as initiatives to increase sales of higher margin items and to reduce shrink. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations. The components of our cost of sales may not be identical to those of our competitors. As a result, data in this Annual Report on Form 10-K regarding our gross profit may not be comparable to similar data made available by our competitors.

Our cost of sales is directly correlated with our overall level of sales. Gross profit as a percentage of net sales is affected by:

•	relative mix of products sold;

•	shrink resulting from product waste, damage, theft or obsolescence;

•	promotional activity; and

•	inflationary and deflationary trends.

Operating and Administrative Expenses

We evaluate our operating and administrative expenses in order to identify areas where we can create savings, such as labor process improvements. Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses as well as other expenses associated with facilities unrelated to our supply chain network, internal management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments.

Store-level labor costs are generally the largest component of our operating and administrative expenses. Store-level expenses, including labor, rent, utilities and maintenance, generally decrease as a percentage of net sales as our net sales increase. Accordingly, higher sales volumes allow us to leverage our store-level fixed costs to improve our operating margin.

The components of our operating and administrative expenses may not be identical to those of our competitors. As a result, data in this Annual Report on Form 10-K regarding our operating and administrative expenses may not be comparable to similar data made available by our competitors. We expect that our operating and administrative expenses will increase in future periods due to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company.

Adjusted EBITDA

We believe that Adjusted EBITDA is a useful performance measure and we use it to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business. We also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives.

We define Adjusted EBITDA as earnings before interest expense, interest expense associated with preferred stock, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, options to purchase stock and stock appreciation rights, costs incurred in connection with our IPO (or subsequent offerings of Roundy’s common stock) and loss on debt extinguishment. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing our on-going operating performance. Because it omits non-cash items, we feel that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Because it omits the other items, we believe Adjusted EBITDA is also more reflective of our on-going operating performance.

We determine the amount of the LIFO charges that we exclude in calculating Adjusted EBITDA by determining the base year values of beginning and ending inventories that we account for on a LIFO basis using cumulative price indexes as published by the Bureau of Labor Statistics and subtracting the current year difference between inventories calculated on a LIFO basis and the current cost of inventories valued on a FIFO basis.

Basis of Presentation

Our fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. For the last three completed calendar years, our fiscal year ended on January 2, 2010, January 1, 2011 and December 31, 2011. For ease of reference, we identify our fiscal years in this Annual Report on Form 10-K by reference to the calendar year ending nearest to such date. For example, “fiscal 2011” refers to our fiscal year ended December 31, 2011. Our fiscal years include 12 reporting periods, with an additional week in the eleventh reporting period for 53 week fiscal years. All fiscal years presented included 52 weeks.

Results of Operations

Our results of operations in any particular period are affected by the number of stores we have in operation during that period. The following table summarizes our store network as of the end of each of our last three fiscal years.

	Fiscal Year Ended
	1/2/2010	1/1/2011	12/31/2011
Pick ’n Save	95	94	93
Rainbow	32	32	32
Copps	26	26	26
Metro Market	1	2	3
Mariano’s Fresh Market	—	1	4

Total Company-owned stores	154	155	158

Number of same-stores	150	154	155

The following table sets forth a summary of our consolidated statements of income for fiscal 2009, 2010 and 2011 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year
	2009		2010		2011
	$	% of Sales	$	% of Sales	$	% of Sales
Net Sales	$3,745,774	100.0%	$3,766,988	100.0%	$3,841,984	100.0%
Costs and Expenses:
Cost of sales	2,726,672	72.8	2,748,919	73.0	2,804,709	73.0
Operating and administrative	876,510	23.4	868,972	23.1	886,862	23.1
Interest expense, current and long-term debt, net	32,281	0.9	64,037	1.7	68,855	1.8
Interest expense, dividends on preferred stock	14,799	0.4	2,716	0.1	—	—
Amortization of deferred financing costs	1,816	0.0	2,906	0.1	3,469	0.1
Loss on debt extinguishment	5,879	0.2	—	—	—	—

	3,657,957	97.7%	3,687,550	97.9%	3,763,895	98.0%

Income before income taxes	87,817	2.3	79,438	2.1	78,089	2.0
Provision for income taxes	40,638	1.1	33,244	0.9	30,041	0.8

Net income	$47,179	1.3%	$46,194	1.2%	$48,048	1.3%

Fiscal 2011 Compared With Fiscal 2010

Net Sales. Net sales were $3.84 billion for 2011, an increase of $75.0 million, or 2.0% from $3.77 billion for 2010. The increase primarily reflects the impact of new stores, offset by decreased same-store sales, which were 0.2% lower than 2010. The same-store sales decrease was due to a 2.6% decrease in the number of customer transactions offset by a 2.5% increase in the average transaction size, and was impacted by new competitive store openings in certain markets in the last 12 months offset by the increase in sales at store relocations opened in 2011.

As of December 31, 2011, we operated 158 retail grocery stores including 93 Pick ’n Save stores, 32 Rainbow stores, 26 Copps stores, 4 Mariano’s Fresh Market stores and 3 Metro Market stores.

Gross Profit. Gross profit was $1.04 billion for fiscal 2011, an increase of $19.2 million, or 1.9%, from $1.02 billion for fiscal 2010. Gross profit, as a percentage of net sales, was 27.0% for 2011 and 2010.

Operating and Administrative Expenses. Operating and administrative expenses were $886.9 million for 2011, an increase of $17.9 million, or 2.1%, from $869.0 million for 2010. The increase in operating and administrative expenses was due to higher store occupancy costs related to new stores and increased rent on relocated stores. Operating and administrative expenses, as a percentage of net sales, was 23.1% for 2011 and 2010. Increases in occupancy costs and rent expense were offset by reduced labor and benefit costs, resulting from labor productivity improvements and tight cost controls at our stores.

Interest Expense. Interest expense includes interest on our outstanding indebtedness and amortization of deferred financing costs and original issue discount and is net of interest income earned on our invested cash.

Interest expense was $72.3 million for 2011, an increase of $5.4 million, from $66.9 million for 2010. The increase was primarily due to increased interest rates and increased overall levels of indebtedness as a result of the second lien credit facility we entered into on April 29, 2010.

Interest Expense Associated with Preferred Stock. Interest expense associated with preferred stock includes dividends accrued on preferred stock subject to mandatory payment.

There was no interest expense on account of dividends on preferred stock for fiscal 2011, as compared to $2.7 million for fiscal 2010. The preferred stock ceased to accrue dividends on April 29, 2010.

Income Taxes. Provision for income taxes was $30.0 million for 2011, a decrease of $3.2 million, from $33.2 million for 2010. The effective income tax rates for 2011 and 2010 were 38.5% and 41.8%, respectively. The decrease in the effective income tax rate is primarily due to different state income tax rates in states where we operate and the mix of our earnings in those states as well as to the effect of the preferred stock ceasing to accrue dividends, which were non-deductible for tax purposes, on April 29, 2010.

Fiscal 2010 Compared With Fiscal 2009

Net Sales. Net sales were $3.77 billion for fiscal 2010, an increase of $21.2 million, or 0.6%, from $3.75 billion for fiscal 2009. This increase was primarily due to sales attributable to four new stores opened and one store acquired during fiscal 2009 and 2010. This increase was somewhat offset by the sale of one store, a decrease in wholesale sales and a 0.8% decrease in our same-store sales. The same-store sales decrease was due to a 1.6% decrease in the number of customer transactions offset by a 0.8% increase in the average transaction size, and was impacted by the cannibalization of sales at certain of our existing stores resulting from opening new stores in close proximity to existing stores. In addition, our same-store sales were positively impacted by the acquisition of 20 pharmacies.

As of January 1, 2011, we operated 155 retail grocery stores including 94 Pick ’n Save stores, 26 Copps stores, 32 Rainbow stores, 2 Metro Market stores and 1 Mariano’s Fresh Market store.

Gross Profit. Gross profit was $1.02 billion for fiscal 2010, a slight decrease of $1.0 million, or 0.1%, from $1.02 billion for fiscal 2009. Gross profit, as a percentage of net sales, was 27.0% for fiscal 2010, compared to 27.2% for fiscal 2009. The decrease in gross profit as a percentage of net sales was due primarily to price reductions related to our continued investment in lower everyday retail prices and increased expense related to promotional activity in certain of our markets, partially offset by reduced shrink.

Operating and Administrative Expenses. Operating and administrative expenses were $869.0 million for fiscal 2010, a decrease of $7.5 million, or 0.9%, from $876.5 million for fiscal 2009. Operating and administrative expenses, as a percentage of net sales, decreased to 23.1% for fiscal 2010, compared with 23.4% for fiscal 2009. The decrease was primarily due to labor and benefit cost improvements partially offset by an increase in occupancy costs, primarily due to new store openings and increased lease expense on store relocations.

Interest Expense. Interest expense, including the amortization of deferred financing costs and original issue discount, was $66.9 million for fiscal 2010, an increase of $32.8 million, from $34.1 million for fiscal 2009. The increase was primarily due to higher interest rates on our existing first lien credit facilities and increased indebtedness related to our second lien loan.

Interest Expense Associated with Preferred Stock. Interest expense on account of dividends on preferred stock was $2.7 million for fiscal 2010, a decrease of $12.1 million, from $14.8 million for fiscal 2009. The preferred stock ceased to accrue dividends on April 29, 2010, when the liquidation value and accrued dividends were fully paid.

Income Taxes. Provision for income taxes was $33.2 million for fiscal 2010, a decrease of $7.4 million, from $40.6 million for fiscal 2009. The effective income tax rate was 41.8% for fiscal 2010 and 46.3% for fiscal 2009. The decrease in the effective income tax rate was primarily due to different state income tax rates in the states where we operate and the mix of our earnings in those states as well as to the effect of the preferred stock ceasing to accrue dividends, which were non-deductible for tax purposes, on April 29, 2010.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flow generated from operations and borrowings under our revolving credit facility. Our principal uses of cash are to provide for working capital, finance capital expenditures, meet debt service requirements and pay stockholder dividends. The most significant components of our working capital are cash, inventories and accounts payable. Our working capital was $79.8 million at December 31, 2011, compared to $28.2 million at January 1, 2011. The increase in working capital was due to increased cash and inventories and decreased current maturities of long term debt due to the payment of $53.5 million for a portion of our term loan which matured in November 2011. These increases were partially offset by an increase in accounts payable due to the timing of payments at the end of fiscal 2010.

At December 31, 2011, we had $87.1 million of cash and cash equivalents and $67.1 million of availability under our revolving credit facility. We also had an aggregate of $785.8 million of outstanding indebtedness under our term loans (excluding unamortized discount on our second lien loan of $2.6 million) and other long-term debt, no outstanding borrowings under our revolving credit facility and outstanding letters of credit of $27.9 million.

We currently intend to declare quarterly dividends of approximately $0.23 per share on all outstanding shares of common stock. We expect to fund these dividend payments using our free cash flow, which we generally consider to be for any particular period our net earnings plus any non-cash charges and expenses incurred in such period after subtracting our capital expenditures and mandatory debt repayments for that period. The declaration of dividends, and, if declared, the amount of any such dividend, will be subject to our actual future earnings and capital requirements and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions and such other factors as our board of directors may deem relevant. For example, our ability to pay cash dividends on our common stock will be subject to our continued compliance with the terms of any indebtedness, including our New Senior Credit Facility, as further defined below. We currently expect that our dividend payments for any particular quarter may represent a majority, but less than all, of our free cash flow for such period. Because any future payment of dividends will be at the discretion of our board of directors, we do not expect that any such dividend payments will have an adverse impact on our liquidity or otherwise limit our ability to fund capital expenditures or otherwise pursue our business strategy over the long-term. We do not expect to incur any indebtedness to fund any future dividend payments.

Initial Public Offering

On February 8, 2012, we announced an initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange. On February 13, 2012, we completed our offering of 22,059,091 shares of our common stock at a price of $8.50 per share, which included 14,705,883 new shares sold by Roundy’s and the sale of 7,353,208 shares from existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of our IPO were used to pay down and refinance our existing debt.

New Senior Credit Facility

In connection with the completion of our IPO, Roundy’s Supermarkets, Inc. (“RSI”) entered into a new senior credit facility (the “Refinancing”), consisting of a $675 million term loan (the “Term Facility”) and a $125 million revolving credit facility (the “Revolving Facility” and together with the Term Facility, the “New Credit Facilities”) with the Term Facility maturing in February 2019 and the Revolving Facility maturing in February 2017. We used all of the net proceeds from the IPO, together with borrowings under the New Credit Facilities, to repay all of our outstanding borrowings under the first lien term loan and second lien loan, including all accrued interest thereon and any related prepayment premiums.

Borrowings under the Term Facility bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. Borrowings under the Revolving Facility bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5%% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility, calculated based on a 360-day year.

All of RSI’s obligations under the New Credit Facilities are unconditionally guaranteed (the “Guarantees”) by each of the direct and indirect subsidiaries of the Company party thereto (other than any future unrestricted subsidiaries as we may designate, at our discretion, from time to time) (the “Guarantors”).

Additionally, the New Credit Facilities and the Guarantees are secured by a first-priority perfected security interest in substantially all present and future assets of RSI and each Guarantor, including accounts receivable, equipment, inventory, general intangibles, intellectual property, investment property and intercompany notes among Guarantors; except that the security interest granted by Roundy’s Acquisition Corp. (the direct parent of RSI) is limited to its right, title and interest in and to the stock and promissory notes of RSI and general intangibles and investment property related thereto, and all proceeds, supporting obligations and products related thereto and all collateral security and guarantees given by any person with respect thereto.

Mandatory prepayments under the New Credit Facilities are required with (i) 50% of adjusted excess cash flow (which percentage shall be reduced to 25% upon achievement and maintenance of leverage ratio of less than 2.5:1.0, and to 0% upon achievement and maintenance of leverage ratio of less than 2.0:1.0) (subject to annual adjustment to account for variations in quarterly cash flow); (ii) 100% of the net cash proceeds of assets sales or other dispositions of property by RSI and its restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations of RSI or its restricted subsidiaries (subject to certain exceptions).

The New Credit Facilities contain customary affirmative covenants, including (i) maintenance of legal existence and compliance with laws and regulations; (ii) delivery of consolidated financial statements and other information; (iii) maintenance of properties in good working order; (iv) payment of taxes; (v) delivery of notices of defaults, litigation, ERISA events and material adverse changes; (vi) maintenance of adequate insurance; and (vii) inspection of books and records.

The New Credit Facilities also contain customary negative covenants, including restrictions on (i) dividends on, and redemptions of, equity interest and other restricted payments (with permitted basket for cash dividends on common stock in the sum of (a) 70% of excess cash flow calculated on a quarterly basis and (b) $25,000,000, plus a builder basket based on the Borrower’s retained portion of adjusted excess cash flow measured cumulatively, in each case, subject to pro forma compliance with the Borrower’s financial covenants and no default or event of default being continuing, provided that the aggregate amount of dividends that may be made during the fiscal quarter ended June 30, 2012 shall be $10,550,000); (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; (vii) changes in business conducted by the Borrower and its subsidiaries; (viii) payment or amendment of subordinated debt and organizational documents; and (ix) maximum capital expenditures. Excess cash flow is an amount equal to Adjusted EBITDA minus capital expenditures, cash payments of interest, cash payments of taxes, mandatory loan repayments and amortization of capital leases for that period. RSI is also required to comply with the following financial covenants: (i) a maximum total leverage ratio and (ii) a minimum cash interest coverage ratio.

In connection with the Refinancing, we expect to recognize a loss on debt extinguishment of approximately $17.0 million, which includes $7.0 million of previously capitalized costs, the remaining unamortized discount on the second lien loan of $2.1 million and prepayment premiums on the first lien term loan and second lien loan. In addition, we expect to incur approximately $0.8 million of other one-time costs associated with the IPO and Refinancing.

Old Credit Facilities

As of December 31, 2011, there were no outstanding borrowings under our revolving credit facility, other than outstanding letters of credit of $27.9 million which reduced amounts available under the revolving credit facility.

On October 30, 2009 we amended our first lien credit agreement. Under the terms of this amendment, the maturities of approximately $649 million of the then outstanding term loans of $704 million, and $95 million of the then $125 million revolving credit facility were extended for two years from the original maturity dates (the extended portions referred to as the “Extended Term Loan” and the “Extended Revolving Credit Facility,” respectively). Accordingly, the first lien loan was repayable (i) in quarterly installments of approximately $1.8 million through September 2011, (ii) with a one-time payment of approximately $54 million in November 2011, (iii) in quarterly installments of approximately $1.7 million from December 2011 to September 2013, and (iv) with a one-time payment of the remaining balance in November 2013. The Extended Revolving Credit Facility was to have matured November 2012. To permit us to enter into a second lien credit facility (the “Second Lien Credit Agreement”), our first lien credit agreement was amended on April 16, 2010 (the “April 2010 Amendment”), which included, among other things, an increase in interest rate margins of 0.75%. Financing costs related to the April 2010 Amendment were $2.0 million.

On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement for purposes of paying a $150 million dividend to our shareholders. This loan (“Second Lien Loan”) was issued at a 2% discount, and was to have matured in April 2016. Financing costs related to the Second Lien Loan were approximately $5.8 million.

At December 31, 2011, we were in compliance with our financial covenants for all of our indebtedness.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	2009	2010	2011
Net cash provided by operating activities	$175,362	$40,633	$182,017
Net cash used in investing activities	(93,689)	(57,754)	(65,868)
Net cash used in financing activities	(99,200)	(21,365)	(65,516)

Net (decrease) increase in cash and cash equivalents	$(17,527)	$(38,486)	$50,633

Cash and cash equivalents at end of period	$74,921	$36,435	$87,068

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $40.6 million in fiscal 2010 compared to $175.4 million for fiscal 2009. The decrease in net cash provided by operating activities in 2010 was due primarily to a decrease in accounts payable resulting from vendor payments that were made in late 2010, rather than early 2011 as well as an increase in interest payments.

Net cash provided by operating activities in fiscal 2011 was $182.0 million, compared to $40.6 million in fiscal 2010. The increase in net cash provided by operating activities in fiscal 2011 was due primarily to vendor payments that were made in late 2010, rather than early 2011. Net cash provided by operating activities was also impacted by a decrease in income taxes paid, offset by an increase in inventories and an increase in interest payments.

Net Cash Used in Investing Activities. Net cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology, store maintenance and our supply chain.

Net cash used in investing activities was $93.7 million during fiscal 2009. Net cash used during the period related primarily to capital expenditures of $76.4 million and the acquisition of substantially all of the assets related to 20 pharmacies located in our stores for approximately $16.6 million.

Net cash used in investing activities was $57.8 million during fiscal 2010. Net cash used during the period related primarily to capital expenditures of $62.9 million partially offset by $5.9 million of proceeds from asset sales.

Net cash used in investing activities was $65.9 million during fiscal 2011. Net cash used during the period related primarily to capital expenditures of $66.5 million, partially offset by $0.6 million of proceeds from asset sales.

Net Cash Used in Financing Activities. Net cash used in financing activities consists primarily of payments on our debt and capital lease obligations, proceeds from debt borrowing, and payment of dividends to our shareholders.

Net cash used in financing activities was $99.2 million during fiscal 2009. Net cash used in financing activities in 2009 was due primarily to the payment of $75.0 million in dividends to equity holders and payment of liquidation value on preferred stock, $10.3 million of repayments on our long-term debt and capital lease obligations and $9.7 million in financing costs incurred with the October 2009 amendment of our first lien credit agreement.

Net cash used in financing activities was $21.4 million during fiscal 2010. Net cash used in financing activities in 2010 was due primarily to repayments of $10.6 million on our long-term debt and capital lease obligations and $7.9 million in financing costs. In addition, during 2010, we received net proceeds of $147.0 million from our second lien credit facility, which was used to fund $150.0 million in dividends to equity holders and to pay the liquidation value of our preferred stock.

Net cash used in financing activities was $65.5 million during fiscal 2011. Net cash used in financing activities in 2011 was due primarily to scheduled payments of debt and capital lease obligations, which included a payment of $53.5 million for a portion of our term loan which matured in November 2011.

Capital Expenditures

Total capital expenditures for fiscal 2012, excluding any acquisitions, are estimated to be approximately $65 to $70 million.

Non-GAAP Measures

We present Adjusted EBITDA, a non-GAAP measure, to provide investors with a supplemental measure of our operating performance. We believe that Adjusted EBITDA is a useful performance measure and is used by us to facilitate a comparison of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our business than measures under U.S. generally accepted accounting principles (“GAAP”) can provide alone. Our board of directors and management also use Adjusted EBITDA as one of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for employees, including our senior executives.

We define Adjusted EBITDA as earnings before interest expense, interest expense associated with preferred stock, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, options to purchase stock and stock appreciation rights, costs incurred in connection with our IPO (or subsequent offerings our Roundy’s common stock) and loss on debt extinguishment. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. The limitations of Adjusted EBITDA include: (i) it does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

To properly and prudently evaluate our business, we encourage you to review our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

The following is a summary of the calculation of Adjusted EBITDA for Fiscal 2009, 2010 and 2011 (in thousands):

	2009	2010	2011
Net income	$47,179	$46,194	$48,048
Interest expense, current and long-term debt, net	32,281	64,037	68,855
Interest expense, dividends on preferred stock	14,799	2,716	—
Amortization of deferred financing costs	1,816	2,906	3,469
Provision for income taxes	40,638	33,244	30,041
Depreciation and amortization expense	79,275	72,331	69,480
LIFO charges	31	1,665	4,262
Loss on debt extinguishment	5,879	—	—

Adjusted EBITDA	$221,898	$223,093	$224,155

Our principal sources of liquidity are cash flows generated from operations and borrowings under our revolving credit facility. Our principal uses of cash are to meet debt service requirements, finance capital expenditures, make acquisitions and provide for working capital. We expect that current excess cash, cash available from operations and funds available under our revolving credit facility will be sufficient to fund our operations, debt service requirements and capital expenditures for at least the next 12 months.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures depends on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, on or before maturity. There can be no assurance that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness may limit our ability to pursue any of these alternatives.

Contractual Obligations

The following table of material debt and lease commitments at December 31, 2011 summarizes the effect these obligations are expected to have on our cash flow in the future periods as set forth in the table below (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt (1)	$10,789	$632,110	$5,056	$5,496	$155,704	$13,133	$822,288
Interest (1)	62,221	61,397	17,248	16,813	5,751	1,809	165,239
Operating leases	112,469	115,777	119,329	116,975	112,295	1,147,760	1,724,605
Sublease income	(4,761)	(4,023)	(2,877)	(2,004)	(1,384)	(5,741)	(20,790)

Total commitments	$180,718	$805,261	$138,756	$137,280	$272,366	$1,156,961	$2,691,342

(1)	Includes principal and interest payments for our outstanding indebtedness and capital lease obligations (See Note 7 to the consolidated financial statements included within Item 8). Interest payments have been estimated based on the coupon rate for fixed rate obligations or the rate in effect at December 31, 2011 for variable rate obligations. Interest obligations exclude amounts which have been accrued through December 31, 2011.

The following table represents our material debt and lease commitments as of February 13, 2012 after giving effect for the Refinancing (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt (1)	$10,863	$11,319	$11,806	$12,246	$12,454	$654,383	$713,071
Interest (1)	43,779	40,923	40,139	39,316	38,457	79,236	281,850
Operating leases	112,469	115,777	119,329	116,975	112,295	1,147,760	1,724,605
Sublease income	(4,761)	(4,023)	(2,877)	(2,004)	(1,384)	(5,741)	(20,790)

Total commitments	$162,350	$163,996	$168,397	$166,533	$161,822	$1,875,638	$2,698,736

(1)	Includes principal and interest payments for our new Senior Credit Facility and capital lease obligations (See Note 7 to the consolidated financial statements included within Item 8), and interest payments for our Existing Credit Facility (through the date of the Refinancing). Interest payments have been estimated based on the coupon rate for fixed rate obligations or the rate in effect at December 31, 2011 for variable rate obligations related to the Existing Credit Facility, and the rate in effect for the New Senior Credit Facility on the date of the Refinancing. Interest obligations exclude amounts which have been accrued through December 31, 2011.

As of December 31, 2011, we have $12.2 million of unrecognized tax benefits. The Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by $6.5 million in the next 12 months. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to uncertainty regarding the timing of future cash outflows associated with these liabilities.

Our purchase obligations are cancelable and therefore not included in the above table.

We have outstanding letters of credit that total approximately $27.9 million at December 31, 2011.

We are required to make contributions to our defined benefit plans. These contributions are required under the minimum funding requirements of Employee Retirement Pension Plan Income Security Act. Our estimated 2012 minimum required contributions to our defined benefit plans are approximately $9.1 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, we are not able to reasonably estimate our future required contributions beyond 2011.

Off-Balance Sheet Items

General

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating lease and pension obligations, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed in our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Multiemployer Plans

We are a party to three underfunded multiemployer pension plans on behalf of our union-affiliated employees. This underfunding has increased in part due to increases in the costs of benefits provided or paid under these plans as well as lower returns on plan assets. The unfunded liabilities of these plans may result in increased future payments by us and other participating employers. Going forward, our required contributions to these multiemployer plans could increase as a result of many factors, including the outcome of collective bargaining with the unions, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the payment of a withdrawal liability if we choose to exit a plan. We expect meaningful increases in contribution expense as a result of required incremental plan contributions to reduce underfunding. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP require us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates.

Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: inventories, income taxes, discounts and vendor allowances, allowance for losses on receivables, closed facility commitments, reserves for self-insurance, employee benefit plans, goodwill and impairment of long-lived assets. For a detailed discussion of accounting policies, please refer to the notes to the consolidated financial statements.

Senior management of the Company has discussed the development and selection of the following critical accounting policies with the audit committee of our board of directors.

Inventories

Inventories are recorded at the lower of cost or market. Substantially all of our inventories consist of finished goods. Cost is calculated on a FIFO and a LIFO basis for approximately 62% and 38%, and 63% and 37%, of our inventories at January 1, 2011 and December 31, 2011, respectively. We use the link chain method for computing dollar value LIFO, whereby the base year values of beginning and ending inventories are determined using price indexes published by the Bureau of Labor Statistics. We use a combination of the retail inventory method (“RIM”) and weighted average cost method to determine the current cost of inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The weighted average cost method is used for our supply chain and perishable store inventories and the RIM method is used for all other inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, our inventories would have been higher by approximately $17.9 million and $22.1 million as of January 1, 2011 and December 31, 2011, respectively.

Income Taxes

We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. At any one time, multiple tax years are subject to audit by the various taxing authorities. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize an income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The income tax benefit recognized in our financial statements from such a position is measured based on the largest estimated benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Discounts and Vendor Allowances

Purchases of product at discounted costs are recorded in inventory at the discounted cost until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor allowances received to fund advertising and certain other expenses are recorded as a reduction of our expense for such related advertising or other expense, if such vendor allowances reimburse us for specific, identifiable and incremental costs incurred by us in selling the vendor’s product. Any excess reimbursement over our cost is classified as a reduction to cost of sales.

Allowances for Losses on Receivables

Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes its accounts based on historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectability based on the information considered and further deterioration of accounts.

Closed Facility Commitments

In prior years, we leased store sites which we have subleased to qualified independent retailers at rates that are generally equal to the rent paid by us. We also lease store sites for our retail operations. Under the terms of the original lease agreements, we remain primarily liable for any properties that are subleased as well as our own retail stores. Should a retailer be unable to perform under the sublease or should we close underperforming stores, we would record a charge to earnings for the discounted cost of the remaining term of the lease and related costs, less any anticipated sublease income. Should the number of defaults by sublessees or store closures increase, or the actual sublease income be less than estimated, the remaining lease commitments we must record could have a material adverse effect on our operating results and cash flows. Early settlements of lease obligations with the landlord and the discount rate used to calculate the estimated liability will also impact recorded balances or future results.

Reserves for Self-Insurance

We are primarily self-insured for potential liabilities for workers’ compensation, general liability and employee health care benefits. It is our policy to record the liability based on claims filed and a consideration of historical claims experience, demographic factors and other actuarial assumptions for those claims incurred but not yet reported. Any projection of losses concerning these claims is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Employee Benefit Plans

Certain of our employees are covered by noncontributory defined benefit pension plans. U.S. GAAP requires that we recognize in our consolidated balance sheet a liability for pension plans which are underfunded or unfunded, or an asset for defined benefit plans which are overfunded. U.S. GAAP also requires that we measure the benefit obligations and fair value of plan assets that determine our defined benefit plans’ funded status as of our fiscal year end date. We currently use a December 31 measurement date. We record, as a component of accumulated other comprehensive income/(loss), actuarial gains or losses that have not yet been recognized.

The determination of our obligation and expense for Company-sponsored pension plans is dependent upon assumptions we select for use by actuaries in calculating those amounts. Those assumptions are described in Note 8 to our consolidated financial statements and include the discount rate, the expected long-term rate of return on plan assets and the rate of future compensation increases. Actual returns on plan assets and changes in the interest rates used to determine the discount rate are accumulated and amortized over future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including the discount rate used and expected return on plan assets, may significantly impact pension expense and cash contributions in the future.

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled. Our methodology for selecting the discount rates as of year-end 2011 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on high-quality fixed income securities for each maturity. Benefit cash flows due in a particular year can theoretically be “settled” by

“investing” them in high quality income securities that mature in the same year. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 4.30% discount rates as of December 31, 2011 represents the equivalent rate constructed under a broad-market yield curve. We utilized a discount rate of 5.50% as of January 1, 2011. A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of December 31, 2011, by approximately $14 million.

To determine the expected rate of return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories. For 2010 and 2011, we assumed a pension plan investment return rate of 8.5%.

Goodwill

Our goodwill totaled $726.9 million at December 31, 2011. Goodwill is reviewed for impairment on an annual basis (as of the first day of the third quarter) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value. The fair market value of our reporting unit is substantially in excess of carrying value for each of the reporting periods.

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during Fiscal 2009, 2010 and 2011, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect our reporting unit’s fair value and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by such assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. We consider factors such as historic or forecasted operating results, trends and future prospects, current market value, significant industry trends and other economic and regulatory factors in performing these analyses. Using different assumptions and definitions could result in a change in our estimates of cash flows and those differences could produce materially different results.

Recent Accounting Pronouncements

In June 2011, FASB amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules became effective during interim and annual periods beginning after December 15, 2011. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, the standard will not have a material effect on our consolidated financial statements.

In September 2011, FASB amended its standards regarding disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (“multiemployer plans”) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The amended disclosures require employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new rules became effective for our fiscal year ended December 31, 2011 and resulted in enhanced disclosures, but did not otherwise have an impact on our consolidated financial statements.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to financial market risks associated with interest rate and commodity prices.

Interest Rate Risk

We have a market risk exposure to changes in interest rates. We manage interest rate risk through the use of fixed- and variable-interest rate debt. The New Credit Facilities provide a floor in the rates under which we are charged interest expense. Currently, the LIBOR rate is below the interest rate floor included in the credit agreement. Should the LIBOR rate exceed the floor provided in the Credit Agreement, we would be required to make higher interest payments than planned. A one percentage point increase in LIBOR above the 1.25% minimum floor would cause an increase to the interest expense on our borrowings under the Term Facility of approximately $6.8 million. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

Commodity Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Although we typically are able to mitigate these cost increases, our ability to continue to do so, either in whole or in part, and may be limited by the competitive environment we operate in. We manage our exposure to this risk primarily through pricing agreements with our vendors.

Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Roundy’s, Inc.;

We have audited the accompanying consolidated balance sheets of Roundy’s, Inc. as of January 1, 2011 and December 31, 2011, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roundy’s, Inc. at January 1, 2011 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material aspects the information set forth herein.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 28, 2012

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended
	January 2, 2010	January 1, 2011	December 31, 2011
Net Sales	$3,745,774	$3,766,988	$3,841,984
Costs and Expenses:
Cost of sales	2,726,672	2,748,919	2,804,709
Operating and administrative	876,510	868,972	886,862
Interest:
Interest expense, current and long-term debt, net	32,281	64,037	68,855
Interest expense, dividends on preferred stock	14,799	2,716	—
Amortization of deferred financing costs	1,816	2,906	3,469
Loss on debt extinguishment	5,879	—	—

	3,657,957	3,687,550	3,763,895

Income before Income Taxes	87,817	79,438	78,089
Provision for Income Taxes	40,638	33,244	30,041

Net Income	$47,179	$46,194	$48,048

Net earnings per common share:
Basic and Diluted	$—	$1.01	$1.58
Weighted average number of common shares oustanding:
Basic	27,587	27,384	27,324
Diluted	30,648	30,434	30,374
Dividends per common share	$—	$2.90	$—

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 1, 2011	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$36,435	$87,068
Notes and accounts receivable, less allowance for losses of $894 and $770, respectively	37,076	32,467
Merchandise inventories	258,234	286,537
Prepaid expenses	16,819	18,880
Deferred income taxes	10,128	6,038

Total current assets	358,692	430,990

Property and Equipment, net	310,183	309,575
Other Assets:
Other assets—net	50,991	45,238
Goodwill	727,065	726,879

Total other assets	778,056	772,117

Total assets	$1,446,931	$1,512,682

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$165,472	$245,216
Accrued wages and benefits	52,217	48,876
Other accrued expenses	45,989	42,089
Current maturities of long-term debt and capital lease obligations	64,367	10,789
Income taxes payable	2,432	4,265

Total current liabilities	330,477	351,235

Long-term Debt and Capital Lease Obligations	819,641	809,352
Deferred Income Taxes	62,227	66,438
Other Liabilities	82,022	108,482

Total liabilities	1,294,367	1,335,507

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock (20 shares authorized, $0.01 par value, 10 shares at 1/1/11 and 12/31/11, respectively, issued and outstanding)	1,044	1,044
Common stock (150,000 shares authorized, $0.01 par value, 27,345 shares and 27,072 shares at 1/1/11 and 12/31/11, respectively, issued and outstanding)	273	271
Additional paid-in capital	3,565	—
Retained earnings	174,392	221,365
Shareholder notes receivable	(4,091)	—
Accumulated other comprehensive loss	(22,619)	(45,505)

Total shareholders’ equity	152,564	177,175

Total liabilities and shareholders’ equity	$1,446,931	$1,512,682

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 2, 2010	January 1, 2011	December 31, 2011
Cash Flows From Operating Activities:
Net income	$47,179	$46,194	$48,048
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization, including deferred financing costs	81,091	75,237	72,949
Gain on sale of property and equipment and other assets	(617)	(415)	(542)
LIFO charges	31	1,665	4,262
Deferred income taxes	28,130	12,301	18,030
Interest earned on shareholder notes receivable	(256)	(218)	(187)
Deferred dividends on preferred stock	14,799	2,716	—
Loss on debt extinguishment	5,879	—	—
Amortization of debt discount	—	353	500
Forgiveness of shareholder notes receivable	—	—	75
Changes in operating assets and liabilities, net of the effect of business acquisitions:
Notes and accounts receivable	(4,742)	(5,102)	4,609
Merchandise inventories	4,336	(9,828)	(32,565)
Prepaid expenses	211	(573)	(2,061)
Other assets	(2,666)	195	532
Accounts payable	16,712	(74,236)	79,744
Accrued expenses and other liabilities	(1,752)	(11,185)	(19,725)
Income taxes	(12,973)	3,529	8,348

Net cash flows provided by operating activities	175,362	40,633	182,017

Cash Flows From Investing Activities:
Capital expenditures	(76,436)	(62,932)	(66,497)
Proceeds from sale of property and equipment and other assets	875	5,899	629
Payment for business acquisitions, net of cash acquired	(18,254)	(721)	—
Decrease in notes receivable, net	126	—	—

Net cash flows used in investing activities	(93,689)	(57,754)	(65,868)

Cash Flows From Financing Activities:
Dividends and liquidation value of preferred stock paid to preferred shareholders	(75,000)	(70,828)	—
Dividends paid to common shareholders	—	(77,006)	—
Proceeds from long-term borrowings	—	147,000	—
Payments of debt and capital lease obligations	(10,339)	(10,631)	(64,367)
Purchase of common stock	(3,563)	(2,156)	(439)
Issuance of common stock	—	65	—
Purchase of preferred stock	(611)	—	—
Repayment of shareholder notes receivable	—	72	—
Payment of equity issuance costs in advance of stock issuance	—	—	(710)
Credit agreement amendment fees and expenses	(9,687)	(7,881)	—

Net cash flows used in financing activities	(99,200)	(21,365)	(65,516)

Net (Decrease) Increase in Cash and Cash Equivalents	(17,527)	(38,486)	50,633
Cash and Cash Equivalents, Beginning of Year	92,448	74,921	36,435

Cash and Cash Equivalents, End of Year	$74,921	$36,435	$87,068

Supplemental Cash Flow Information:
Cash paid for interest	$29,348	$60,817	$71,122
Cash paid for income taxes	25,482	15,131	3,663
Shareholder notes cancelled in exchange for common stock	—	—	4,203
Notes receivable issued for shareholders’ purchase of common stock	509	—	—
Dividends utilized for repayment of shareholder notes receivable	—	2,165	—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Shareholder Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance, January 3, 2009	—	$—	27,626	$276	$8,707	$160,190	$(5,345)	$(30,155)	$133,673
Net income	—	—	—	—	—	47,179	—	—	47,179	$47,179
Purchase of common stock	—	—	(160)	(1)	(3,562)	—	—	—	(3,563)	—
Issuance of common stock	—	—	25	—	509	—	(509)	—	—	—
Interest on shareholder notes receivable	—	—	—	—	—	—	(256)	—	(256)	—
Employee benefit plans, net of $6,088 tax	—	—	—	—	—	—	—	9,132	9,132	9,132

Balance, January 2, 2010	—	$—	27,491	$275	$5,654	$207,369	$(6,110)	$(21,023)	$186,165	$56,311

Net income	—	—	—	—	—	46,194	—	—	46,194	$46,194
Reclassification of preferred stock	10	1,044	—	—	—	—	—	—	1,044	—
Common stock dividends	—	—	—	—	—	(79,171)	—	—	(79,171)	—
Purchase of common stock	—	—	(150)	(2)	(2,154)	—	72	—	(2,084)	—
Issuance of common stock	—	—	4	—	65	—	—	—	65	—
Repayment of shareholder notes receivable and interest	—	—	—	—	—	—	2,165	—	2,165	—
Interest on shareholder notes receivable	—	—	—	—	—	—	(218)	—	(218)	—
Employee benefit plans, net of ($1,064) tax	—	—	—	—	—	—	—	(1,596)	(1,596)	(1,596)

Balance, January 1, 2011	10	$1,044	27,345	$273	$3,565	$174,392	$(4,091)	$(22,619)	$152,564	$44,598

Net income	—	—	—	—	—	48,048	—	—	48,048	$48,048
Purchase of common stock	—	—	(26)	—	—	(439)	—	—	(439)	—
Interest on shareholder notes receivable	—	—	—	—	—	—	(187)	—	(187)	—
Cancellation of shareholder notes receivable and accrued interest in exchange for common stock	—	—	(247)	(2)	(3,565)	(636)	4,278	—	75	—
Employee benefit plans, net of ($15,262) tax	—	—	—	—	—	—	—	(22,886)	(22,886)	(22,886)

Balance, December 31, 2011	10	$1,044	27,072	$271	$—	$221,365	$—	$(45,505)	$177,175	$25,162

See notes to consolidated financial statements.

ROUNDY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 2, 2010, JANUARY 1, 2011, AND DECEMBER 31, 2011

1. ORGANIZATION

Roundy’s, Inc. (“Roundy’s” or the “Company”), formerly known as Roundy’s Parent Company, Inc. (“RPI”) is a corporation formed in 2010 for the purpose of owning and operating Roundy’s Acquisition Corp. (“RAC”), and its 100% owned subsidiary, Roundy’s Supermarkets, Inc. (“RSI”).

Roundy’s is a leading food retailer in the state of Wisconsin. As of December 31, 2011, Roundy’s owned and operated 158 retail grocery stores, of which 122 are located in Wisconsin, 32 are located in Minnesota and 4 are located in Illinois. Roundy’s also distributes a full line of food and non-food products from three wholesale distribution centers and provides services to one independent licensee retail location in Wisconsin.

Initial Public Offering—On February 8, 2012, we announced an initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange. On February 13, 2012, we completed our offering of 22,059,091 shares of our common stock at a price of $8.50 per share, which included 14,705,883 new shares sold by Roundy’s and the sale of 7,353,208 shares from existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of our IPO were used to pay down our existing debt (see Subsequent Events below).

A summary of our capitalization upon closing of the IPO is as follows (in thousands):

Common stock issued and outstanding at December 31, 2011	27,072
Conversion of preferred stock into common stock prior to IPO (see Note 3)	3,050
Rounding of partial shares held prior to stock split	(4)
Sale of common stock through IPO	14,706

Common stock issued and outstanding after IPO	44,824

In connection with the completion of our IPO, we granted an aggregate of 819,286 shares of restricted stock to certain of our directors, executive officers and non-executive officers. The restricted stock for executive officers and non-executive officers will vest over five years and the restricted stock for our directors will vest over one year.

2. Roundy’s/RAC Merger

On April 15, 2010, Roundy’s and RAC were parties to a merger accomplished pursuant to Section 251(g) of the Delaware General Corporation Law (the “Holding Company Merger”) whereby each outstanding share of capital stock of RAC was converted into one share of Roundy’s stock, having the same rights, preferences and privileges as the shares of RAC from which they were converted. This transaction was a reorganization and there was no change in control as a result of these actions. Accordingly, all periods are presented as if Roundy’s was in existence as of the first period presented.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Roundy’s and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all references in these consolidated financial statements to “the Company”, “we,” “us” or “our” or similar words are to Roundy’s, Inc. and its subsidiaries.

Fiscal Year—Our fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The years ended January 2, 2010 (“Fiscal 2009”), January 1, 2011 (“Fiscal 2010”) and December 31, 2011 (“Fiscal 2011”) included 52 weeks.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for doubtful accounts and notes receivable, valuation of inventories, self-insurance reserves, closed facilities reserves, purchase accounting estimates, useful lives for depreciation and amortization of property and equipment, and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Revenue Recognition—Retail revenues are recognized at the point of sale. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction of sales as the products are sold. Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and payment received from the customer. Sales taxes are not recorded as a component of retail revenues as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

We record deferred revenue when we sell Roundy’s gift cards. A sale is then recognized when the gift card is redeemed to purchase our product. Gift card breakage is recognized when redemption is deemed remote. The amount of breakage has not been material in Fiscal 2009, Fiscal 2010, or Fiscal 2011.

Independent distribution revenues are recognized, net of any estimated returns and allowances, when product is shipped, collectability is reasonably assured, and title has passed.

Costs and Expenses—Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations. Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses and other expenses associated with facilities unrelated to our supply chain operations, internal management expenses and expenses for finance, legal, business development, human resources, purchasing and other administrative departments. Interest expense includes interest on our outstanding indebtedness and dividends on our preferred stock and is net of interest income earned on invested cash and shareholder notes receivable.

Discounts and Vendor Allowances—Purchases of product at discounted costs are recorded in inventory at the discounted cost until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor allowances received to fund advertising and certain other expenses are recorded as a reduction of our expense for such related advertising or other expense if such vendor allowances reimburse us for specific, identifiable and incremental costs we incur in selling the vendor’s product. Any excess reimbursement over our cost is classified as a reduction to cost of sales.

Vendor allowances for volume and other program allowances and allowances to fund advertising related expenses totaled $106.0 million, $129.7 million and $127.7 million for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

Advertising Expense—We expense advertising costs as incurred. Advertising expenses totaled $39.3 million, $32.2 million and $31.2 million, for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

Pre-Opening Costs—The costs associated with opening new and remodeled stores are expensed as incurred.

Income Taxes—The provision for federal income tax is computed based upon our consolidated tax return. The provision for state income tax is computed based upon the tax returns we file in the appropriate tax jurisdictions. We provide for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We periodically review tax positions taken or expected to be taken, and income tax benefits are recognized for those positions for which it is more likely than not will be upheld upon examination by taxing authorities. We recognize the settlement of certain tax positions based upon criteria under which a position may be determined to be effectively settled.

Comprehensive Income (Loss)—Comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders’ equity in the consolidated statements of shareholders’ equity. The Company’s other comprehensive income (loss) is comprised solely of the adjustments for pension liabilities.

Cash Equivalents—We consider all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. Accounts payable includes $21.3 million and $48.1 million at January 1, 2011 and December 31, 2011, respectively, of checks written in excess of related bank balances but not yet presented to our bank for collection.

Fair Value of Financial Instruments—ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. ASC 820 prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions.

Financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts and notes receivable, and accounts payable approximate fair value at January 1, 2011 and December 31, 2011 because of the short-term nature of these financial instruments. Based on the borrowing rates currently available to us for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $885.2 million and $817.0 million as of January 1, 2011 and December 31, 2011, respectively. We consider the fair value of the debt to be Level 2.

Accounts Receivable—We are exposed to credit risk with respect to accounts receivable. We continually monitor our receivables with vendors and customers by evaluating the collectability of accounts receivable based on a combination of factors, namely aging and historical trends. An allowance for doubtful accounts is recorded based on the likelihood of collection based on management’s review of the facts. Accounts receivable are written off after all collection efforts have been exhausted.

Inventories—Inventories are recorded at the lower of cost or market. Substantially all of our inventories consist of finished goods. Cost is calculated on a first-in-first-out (“FIFO”) and last-in-first-out (“LIFO”) basis for approximately 62% and 38%, and 63% and 37%, of our inventories at January 1, 2011 and December 31, 2011, respectively. If the FIFO method was used to calculate the cost for our entire inventory, inventories would have been approximately $17.9 million and $22.1 million greater at January 1, 2011 and December 31, 2011, respectively.

Additionally, cost of sales would have been approximately $0.2 million, $0.1 million, and $0.1 million greater during Fiscal 2009, Fiscal 2010, and Fiscal 2011, respectively, had the Company not experienced a reduction in inventory quantities that are valued under the LIFO method.

Cost is determined using the retail inventory method for all retail inventories, which totals approximately 67% of total inventories at January 1, 2011 and December 31, 2011. Cost for our supply chain inventory is determined based on the weighted average costing method and such inventory totals 33% of total inventories at January 1, 2011 and December 31, 2011.

We record an inventory shrink adjustment based on a physical count and also provide an estimated inventory shrink adjustment for the period between the last physical inventory count and each balance sheet date. We perform physical counts of perishable store inventories approximately every month and nonperishable store inventories approximately every quarter. The adjustments resulting from the physical inventory counts have been consistent with the inventory shrink estimates provided for in the consolidated financial statements.

Property and Equipment—Property and equipment are stated at cost and are depreciated by the straight-line method for financial reporting purposes and by use of accelerated methods for income tax purposes. Depreciation and amortization of property and equipment are expensed over their estimated useful lives, which are generally 39 years for buildings and three to ten years for equipment. Leasehold improvements and property under capital leases are amortized over the lesser of the useful life of the asset or the term of the lease. Terms of leases used in the determination of estimated useful lives may include renewal periods at our discretion when penalty for a failure to renew is so significant that exercise of the option is determined to be reasonably assured at the inception of the lease.

Leases—We categorize leases at inception as either operating leases or capital leases. We record rent liabilities for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached as defined by the lease. Lease expense for operating leases with increasing rate rents is recognized on a straight-line basis over the term of the lease.

Long-Lived Assets—Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. We consider factors such as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired as of Fiscal 2009, Fiscal 2010 and Fiscal 2011.

Deferred Financing Costs—Deferred financing costs are amortized over the life of the related debt using the effective interest rate method.

Customer Lists—Customer lists, which represent prescription files from acquired pharmacies, are amortized over the estimated payback period on acquisition of the files and subject to review for potential impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.

Goodwill—Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The carrying value of goodwill is evaluated for impairment annually on the first day of the third quarter or whenever events or circumstances indicate that it is likely that the fair value of our reporting unit is below its carrying amount. We have determined that the Company has one financial reporting unit.

We have determined that a single financial reporting unit is appropriate for goodwill impairment testing purposes because while our stores are operated in varying geographies and under different banners, they offer the same general mix of products, have similar pricing strategies and promotional programs resulting in similar economic characteristics. Stores are managed centrally through a consolidated buying, merchandising, operational and financial management organization.

The fair value of our financial reporting unit is determined based on the discounted cash flows and comparable market values of the reporting unit. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

We completed our annual impairment reviews for Fiscal 2009, Fiscal 2010 and Fiscal 2011 and concluded there was no impairment of goodwill.

The change in the net carrying amount of goodwill consisted of the following (in thousands):

	Year Ended
	January 1, 2011	December 31, 2011
Balance at beginning of year	$728,338	$727,065
Adjustment to acquisition liabilities, net of tax	(1,273)	(186)

Balance at end of year	$727,065	$726,879

The adjustment to acquisition liabilities relates to closed facility reserves that were established during purchase accounting from prior acquisitions. This adjustment represents the reduction in reserve from our original estimate at the time the facilities were acquired. As these reserves were recognized in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, any subsequent adjustments are recognized as an adjustment to goodwill.

Trademarks—Trademarks, which have indefinite lives, are not amortized but are evaluated annually for impairment. There was no impairment in Fiscal 2009, Fiscal 2010, or Fiscal 2011.

Self-Insurance—We are primarily self-insured for potential liabilities for workers’ compensation, general liability and employee health care benefits. It is our policy to record the liability based on claims filed and a consideration of historical claims experience, demographic factors and other actuarial assumptions for those claims incurred but not yet reported. Any projection of losses concerning these claims is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A summary of the changes in our self-insurance liability is as follows (in thousands):

	Year Ended
	January 2, 2010	January 1, 2011	December 31, 2011
Balance at beginning of year	$30,203	$32,900	$32,143
Claim payments	(83,033)	(77,192)	(79,738)
Reserve accruals	85,730	76,435	77,929

Balance at end of year	$32,900	$32,143	$30,334

Closed Facilities Reserve—When a facility is closed, the remaining net book value of the property, net of expected salvage value, is charged to operations. For properties under lease agreements, the present value of any remaining future liability under the lease, net of estimated sublease income, is expensed at the time the use of the property is discontinued and is classified as operating and administrative expense. The liabilities for leases of closed facilities are paid over the remaining lease term. Adjustments to closed facility reserves primarily relate to changes in subtenant income or actual costs differing from original estimates, and are recognized in the period in which the adjustments become known.

The following table provides the activity in the liability for closed stores (in thousands):

	Year Ended
	January 1, 2011	December 31, 2011
Balance at beginning of year	$21,460	$15,336
Charges for closed stores	2,168	4,607
Payments	(6,156)	(4,724)
Adjustments	(2,136)	(310)

Balance at end of year	$15,336	$14,909

Concentrations of Risk—Certain of our employees are covered by collective bargaining agreements. We currently participate in 44 union contracts covering approximately 49% of our employees. Of these contracts, five contracts were expired as of December 31, 2011 of which four have been subsequently ratified and six expire in 2012 of which one has been subsequently ratified. In the aggregate, these contracts cover approximately 21% of our employees. The remaining 33 contracts expire in 2013 through 2016. We believe that our relationships with our employees are good; therefore, we do not anticipate significant difficulty in renegotiating these contracts.

Subsequent Events—We have evaluated our financial statements for subsequent events through the date the financial statements were issued. Other than as described below, we are not aware of any subsequent events which require recognition or disclosure in the financial statements.

On January 24, 2012, the Board of Directors approved an amendment to the articles of incorporation to increase the number of shares we are authorized to issue to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to convert all of our outstanding preferred stock into shares of common stock on a one-for-one basis. Subsequent to the preferred stock conversion, the Board of Directors approved a 292.2-for-one stock split on all common shares outstanding as of that date. In accordance with applicable accounting rules, we have restated all of the historical common share and per share amounts for the periods presented to give retroactive effect to this 292.2-for-one common stock split but have not given retroactive effect to the conversion of preferred stock into common stock. Therefore, the 10,439 shares of outstanding preferred stock that have been converted and then subsequently split in January 2012 are not reflected in common share and per share amounts in the accompanying financial statements.

On February 13, 2012, concurrent with the completion of our IPO, we refinanced our First and Second Lien Loans (see Note 7) with the proceeds of our IPO and a new senior credit facility. The new senior credit facility consists of a $675 million term loan and a $125 million revolving credit facility, which will expire in February 2019 and February 2017, respectively.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules became effective during interim and annual periods beginning after December 15, 2011. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, the standard will not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB amended its standards regarding disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (“multiemployer plans”) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The amended disclosures require employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The new rules became effective for our fiscal year ended December 31, 2011 and resulted in enhanced disclosures as disclosed in Note 8, but otherwise had no impact on the Company’s consolidated financial statements.

5. ACQUISITIONS

In December 2009, we acquired substantially all of the assets related to 20 pharmacies from Aurora Pharmacy, Inc. that were located within certain of our existing supermarkets throughout Wisconsin. The purchase price was $16.6 million, including $4.8 million for the related pharmacy inventories. As a result of the acquisition, we recorded a customer list intangible asset of $11.0 million, which is being amortized over the estimated life of the customer list. The operating results of these pharmacies are included within the consolidated statements of income after the acquisition date.

6. PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment, which are recorded at cost, consisted of the following (in thousands):

	January 1, 2011	December 31, 2011
Land	$7,375	$7,392
Buildings	23,738	23,920
Equipment	542,267	582,125
Property under capital leases	47,041	47,041
Leasehold improvements	159,343	165,896

	779,764	826,374
Less accumulated depreciation and amortization	469,581	516,799

Property and equipment, net	$310,183	$309,575

Depreciation expense for property and equipment, including amortization of property under capital leases, was $78.3 million, $69.6 million and $67.0 million, for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

Other assets, which are recorded at cost, consisted of the following (in thousands):

	January 1, 2011			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$23,400	$—	$23,400	$23,400	$—	$23,400
Deferred financing costs	17,319	(5,768)	11,551	16,682	(8,601)	8,081
Customer lists	12,070	(2,505)	9,565	12,053	(4,497)	7,556
Favorable lease rights	5,000	(2,749)	2,251	5,000	(3,101)	1,899
Other assets	4,485	(809)	3,676	4,523	(689)	3,834
Assets held for sale	548	—	548	468	—	468

Total other assets	$62,822	$(11,831)	$50,991	$62,126	$(16,888)	$45,238

Amortization expense (including the amortization of deferred financing costs) was $2.8 million, $5.6 million, and $5.9 million for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

Amortization of other assets (including the amortization of deferred financing costs), excluding trademarks which have indefinite lives, will be approximately $5.6 million in 2012, $4.9 million in 2013, $3.3 million in 2014, $3.1 million in 2015 and $0.7 million in 2016.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 1, 2011	December 31, 2011
First Lien Loan	$694,841	$634,217
Second Lien Loan	150,000	150,000
Capital lease obligations, 7.6% to 10.0%, due 2012 to 2021	39,972	36,426
Other long-term debt	1,842	1,645

	886,655	822,288
Less: Unamortized discount on Second Lien Loan	2,647	2,147
Less: Current maturities	64,367	10,789

Total long-term debt, net of current maturities	$819,641	$809,352

As of each balance sheet date presented, we had a first lien senior credit facility comprised of a term loan (the “First Lien Loan”) and a $95 million revolving credit facility (together, the “First Lien Credit Agreement”). As of December 31, 2011, there were no outstanding borrowings under the revolving credit facility. Outstanding letters of credit, totaling $27.9 million at December 31, 2011, reduce availability under the revolving credit facility. As of December 31, 2011 we had $67.1 million available under the revolving credit facility.

On October 30, 2009 we amended our First Lien Credit Agreement (“October 2009 Amendment”). Under the terms of the October 2009 Amendment, the maturities of portions of the outstanding term loans and the revolving credit facility were extended from the previous maturity dates (the extended portions referred to as the “Extended Term Loan” and the “Extended Revolving Credit Facility,” respectively). The First Lien Loan was repayable (i) in quarterly installments of approximately $1.8 million through September 2011, (ii) with a one-time payment of $54 million in November 2011, (iii) in quarterly installments of approximately $1.7 million from December 2011 to September 2013, and (iv) with a one-time payment of the remaining balance in November 2013. The Extended Revolving Credit Facility was to have matured November 2012. Financing costs paid related to the October 2009 Amendment were approximately $9.7 million, of which we capitalized $6.2 million. In connection with the October 2009 Amendment, we recognized a loss on debt extinguishment of $5.9 million, which included $3.5 million of previously capitalized costs, as the Extended Term Loan was significantly modified.

The Extended Term Loan and the Extended Revolving Credit Facility bear interest based upon LIBOR or base rate options. Under the LIBOR option for the Extended Term Loan and Extended Revolving Credit Facility, the applicable rate was LIBOR plus 5.00%, subject to a minimum floor of 2.0% for purposes of determining LIBOR. Under the base rate option for the Extended Term Loan and Extended Revolving Credit Facility, the applicable rate of interest was the base rate plus 4.00%. The Non-Extended Term Loan bears interest based upon LIBOR or base rate options. Under the LIBOR option for the Non-Extended Term Loan, the applicable rate of interest was LIBOR plus 3.50%. Under the Base Rate option for the Non-Extended Term Loan, the applicable interest rate was the base rate plus 2.50%. Commitment fees of 0.6% accrued on the unutilized portion of the Extended Revolving Credit Facility.

To permit us to enter into a second lien credit facility (the “Second Lien Credit Agreement”), our First Lien Credit Agreement was amended on April 16, 2010 (the “April 2010 Amendment”), which included, among other things, an increase in interest rate margins of 0.75%, which is reflected in the interest rate margins in the previous paragraph. Financing costs related to the April 2010 Amendment were $2.0 million, which were capitalized and were being amortized over the remaining term of the debt, as the debt was not significantly modified.

On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement for purposes of paying dividends to our preferred and common shareholders. This loan (the “Second Lien Loan”) was issued at a 2% discount, and was to have matured in April 2016. The Second Lien Loan bears interest based upon LIBOR or base rate options. Under the LIBOR option for the Second Lien Loan, the applicable rate was LIBOR plus 8.0%, subject to a minimum floor of 2% for purposes of determining LIBOR. Under the base rate option for the Second Lien Loan, the applicable rate was the base rate plus 7.0%. Financing costs related to the Second Lien Loan were approximately $5.8 million, which were capitalized and were being amortized over the remaining term of the debt using the effective interest method.

Optional prepayments of principal outstanding under the credit agreements were permitted at any time, upon proper notice as defined. Under certain circumstances prepayment fees were required. In addition, we were required to prepay amounts outstanding under the credit agreement in the event of certain issuances of equity, issuance of additional indebtedness, asset dispositions or in the event of excess levels of cash flow, all as defined in the credit agreements.

The credit agreements were secured by substantially all of our tangible and intangible assets as well as a pledge of our stock and that of all of our domestic subsidiaries.

The credit agreements contain various restrictive covenants which: (i) prohibited us from prepaying other indebtedness, (ii) required us to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to Adjusted EBITDA, and (c) a maximum ratio of total debt to Adjusted EBITDA; and (iii) limit our capital expenditures. In addition, the credit agreements limited our ability to declare or pay dividends. At December 31, 2011, we were in compliance with our financial covenants for all of our indebtedness.

On December 31, 2011, prior to our Refinancing discussed below, repayment of principal on long-term debt outstanding was as follows (in thousands):

2012	$10,789
2013	632,110
2014	5,056
2015	5,496
2016	155,704
Thereafter	13,133

Total debt	$822,288

In connection with our IPO on February 13, 2012, RSI entered into a new senior credit facility (the “Refinancing”), consisting of a $675 million term loan (the “Term Facility”) and a $125 million revolving credit facility (the “Revolving Facility” and together with the Term Facility, the “New Credit Facilities”) with the Term Facility maturing in February 2019 and the Revolving Facility maturing in February 2017. We used all of the net proceeds from the IPO, together with borrowings under the New Credit Facilities, to repay all of our outstanding borrowings under the First Lien Loan and Second Lien Loan, including all accrued interest thereon and any related prepayment premiums. Borrowings under the New Credit Facilities will bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility. The terms of the New Credit Facilities contain customary provisions regarding prepayments and restrictive covenants that are similar to our existing credit facilities, and are also secured by substantially all of our tangible and intangible assets.

In connection with the Refinancing, we expect to recognize a loss on debt extinguishment of approximately $17.0 million, which consists primarily of $7.0 million of previously capitalized costs, the remaining unamortized discount on the Second Lien Loan of $2.1 million and prepayment premiums on the First Lien Loan and Second Lien Loan.

8. EMPLOYEE BENEFIT PLANS

Company-Sponsored Plans

Certain non-union employees are covered by defined benefit pension plans. Prior to January 1, 2005, benefits were based on either years of service and the employee’s highest compensation during five of the most recent ten years of employment or on stated amounts for each year of service. On May 31, 2006, we amended our primary pension plan. As a result of this amendment, no new participants will be added to the plan and current participants will no longer accrue benefits. Employees are still required to meet the vesting requirements of the plan in order to receive benefits.

On April 28, 2010, we amended our agreement with the Pension Benefit Guaranty Corporation (“PBGC”) dated November 3, 2005, whereby, among other things, we agreed to contribute $7.5 million in April 2010, $5 million in April 2011 and $2.5 million in April 2012 to our primary pension plan. In addition, we increased the amount of the letter of credit we have posted in favor of the PBGC to $12.5 million from $10 million, for the benefit of the pension plan, which will be in place until certain conditions are satisfied.

The benefit obligation and related assets under all plans have been measured as of the end of Fiscal 2010 and Fiscal 2011, the plans’ measurement dates. The following tables set forth pension obligations and plan assets information (in thousands):

	Year Ended
	January 1, 2011	December 31, 2011
Change in projected benefit obligations:
Projected benefit obligation-beginning of year	$146,673	$157,808
Service cost	435	411
Interest cost	8,608	8,515
Actuarial loss	9,824	26,898
Benefits paid	(7,732)	(8,027)

Projected benefit obligation-end of year	$157,808	$185,605

Change in plan assets:
Fair value-beginning of year	$122,820	$139,461
Actual return on plan assets	16,136	(911)
Company contributions	8,237	13,007
Benefits paid	(7,732)	(8,027)

Fair value-end of year	$139,461	$143,530

Funded status	$(18,347)	$(42,075)

Components of net amount recognized in balance sheet:
Accrued pension costs (accrued expenses)	$(180)	$(185)
Accrued pension costs (other liabilities)	(18,167)	(41,890)

Net amount recognized in balance sheet	$(18,347)	$(42,075)

As of January 1, 2011 and December 31, 2011, all plans were underfunded. As of January 1, 2011, the accumulated benefit obligation and fair value of plan assets for all plans was $157.8 million and $139.5 million, respectively. As of December 31, 2011, the accumulated benefit obligation and fair value of plan assets for all plans was $185.6 million and $143.5 million, respectively.

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	January 1, 2011	December 31, 2011
Net actuarial loss	$(37,637)	$(75,785)
Deferred taxes	15,018	30,280

Net amount recognized in accumulated other comprehensive loss	$(22,619)	$(45,505)

We expect to amortize $4.5 million of the actuarial loss as a component of net pension cost in 2012.

Net pension expense (income) consists of (in thousands):

	Year Ended
	January 2, 2010	January 1, 2011	December 31, 2011
Service cost	$420	$435	$411
Interest cost on projected benefit obligation	8,582	8,608	8,515
Expected return on plan assets	(8,090)	(10,471)	(12,092)
Amortization of unrecognized net loss	2,848	1,498	1,758

Net pension expense (income)	$3,760	$70	$(1,408)

The weighted-average assumptions to determine net periodic benefit costs were as follows:

	Year Ended
	January 2, 2010	January 1, 2011	December 31, 2011
Discount rate	6.25%	6.00%	5.50%
Rate of increase in compensation levels	4.00%	4.00%	n/a
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

For future periods, the expected long-term rate of return on plan assets is 8.5%. The expected return on plan assets is based on the Company’s expectation of long-term average rate of return of capital markets in which the plans invest. The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plans’ investments. In fiscal 2009 and 2010, one of our plans had several active participants whose benefits were dependent upon compensation levels. In fiscal 2010, the remaining participants in this plan retired, and as such, compensations levels do not impact participant benefits.

The weighted-average assumptions used to determine the benefit obligation at year-end were as follows:

	January 1, 2011	December 31, 2011
Discount rate	5.50%	4.30%
Rate of increase in compensation levels	4.00%	n/a

We have an administrative committee that oversees the investment of the assets of the plans and has created a target allocation investment policy. The Company’s investment policies employ an approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed-income investments. The Company’s planned allocation range at December 31, 2011 as a percentage of total market value was approximately 65% equity and 35% fixed-income. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Fixed income investments include corporate and government securities with short-, mid- and long-term maturities with investment grade ratings at the time of purchase. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurement and periodic asset/liability studies. Investment strategies for plan assets measured at fair value include:

•	Fixed Income—Invest primarily in fixed income securities of U.S. and foreign affiliates, including securities issued or guaranteed by the U.S. and non-U.S. governments.

•

Cash Equivalents—Invest primarily in high quality debt instruments, including commercial paper and corporate obligations, securities issued or guaranteed by the U.S. government or its agencies, certificates of deposit, and bankers’ acceptances.

•	Large/Mid/Small Cap Equity—Invest primarily in common stocks and other equity securities of U.S. companies.

•	International Equity—Invest primarily in foreign equity securities, located in Europe, Latin America, and Asia.

•	Real Estate—Invest primarily in common stocks and other equity securities of real estate companies, including real estate investment trusts, and real estate operating companies.

•

Emerging Markets Equity—Invest primarily in common stocks of issuers in emerging and developing markets throughout the world, and may include up to 100% of total assets in foreign securities, primarily of companies with high growth potential.

The plans’ assets are held in pooled separate accounts. The fair value of the plans’ assets is primarily based on quoted market prices for the underlying securities or investments. The method by which fair value is determined can impact the valuation of the plans’ assets and therefore our net pension expense (income). The fair values are classified as Level 2 in the fair value hierarchy since the net asset value per share of the pooled separate account itself is not publicly quoted and the values are not dependent on the input of significant judgment or assumptions by management.

The fair value of the Company’s pension plan assets as of January 1, 2011 and December 31, 2011 are as follows (in thousands):

	Balance as of January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income and Cash Equivalents	$51,581	$—	$51,581	$—
Large Cap Equity	42,858	—	42,858	—
International Equity	16,923	—	16,923	—
Mid Cap Equity	9,076	—	9,076	—
Small Cap Equity	9,066	—	9,066	—
Real Estate	7,103	—	7,103	—
Emerging markets Equity	2,854	—	2,854	—

Total	$139,461	$—	$139,461	$—

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income and Cash Equivalents	$54,292	$—	$54,292	$—
Large Cap Equity	43,470	—	43,470	—
International Equity	16,743	—	16,743	—
Small Cap Equity	9,150	—	9,150	—
Mid Cap Equity	9,053	—	9,053	—
Real Estate	8,056	—	8,056	—
Emerging markets Equity	2,766	—	2,766	—

Total	$143,530	$—	$143,530	$—

The following benefit payments, which reflect expected future costs, are expected to be paid by the plans during the following fiscal years (in thousands):

Estimated future benefit payments
2012	$8,175
2013	8,430
2014	8,802
2015	9,057
2016	9,222
2017-2021	48,306

$91,992

We estimate 2012 minimum required contributions to our defined benefit pension plans will be approximately $9.1 million, which includes the mandatory PBGC payment of $2.5 million previously discussed. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, we are not able to reasonably estimate our future required contributions beyond 2012.

Multi-Employer Plans

The Company contributes to a number of multi-employer pension plans based on obligations arising from our collective bargaining agreements covering supply chain and certain store union employees. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

c.	If the company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

We contribute to the following multi-employer pension plans:

Plan Name	EIN	Expiration Date of Contracts with Covered Employees
Central States, Southeast and Southwest Areas Pension Fund (a)	36-6044243	March 2011 to September 2013
United Food and Commercial Workers Unions and Employers Pension Plan (b)	39-6069053/001	March 2011 to February 2013
United Food and Commercial Workers International Union-Industry Pension Fund	51-6055922/001	March 2011
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	41-0905139/001	March 2013

(a)	The Company is party to two collective bargaining agreements (“CBA”) requiring contributions to this fund, one of which expires in September 2013, and the other that had expired in March 2011. The contract that had expired in March 2011 was ratified after year-end and now expires in March 2016.
(b)	The Company is party to two CBAs that require contributions to this fund, one of which expired in March 2011 and the other in February 2012.

The Central States, Southeast and Southwest Areas Pension Fund, United Food and Commercial Workers Unions and Employers Pension Plan and Minneapolis Retail Meat Cutters and Food Handlers Pension Plans are underfunded as of December 31, 2011.

The following table represents the zone status (as currently defined by the Pension Protection Act of 2006) as of each plan’s most recent fiscal year-end nearest January 1, 2011 and December 31, 2011:

	As of January 1, 2011		As of December 31, 2011
Plan Name	Plan Year-End Date	Zone Status	Plan Year-End Date	Zone Status
Central States, Southeast & Southwest Areas Pension Fund	December 31, 2009	Red	December 31, 2010	Red
United Food and Commercial Workers Unions and Employers Pension Plan	November 1, 2010	Red	November 1, 2011	Red
United Food and Commercial Workers International Union-Industry Pension Fund	June 30, 2010	Green	June 30, 2011	Green
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	February 28, 2010	Yellow	February 28, 2011	Yellow

Total contributions made to the plans in Fiscal 2009, Fiscal 2010, and Fiscal 2011 are as follows (in thousands):

Plan Name	Fiscal 2009	Fiscal 2010	Fiscal 2011
Central States, Southeast & Southwest Areas Pension Fund	$5,351	$5,618	$5,676
United Food and Commercial Workers Unions and Employers Pension Plan	1,095	1,368	1,457
United Fooda and Commercial Workers International Union-Industry Pension Fund	226	219	209
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	4,182	4,432	4,639

Total multi-employer plan contributions	$10,854	$11,637	$11,981

The Company has made contributions in excess of 5% of total contributions for United Food and Commercial Workers Unions and Employers Pension Plan for its plan year ending November 1, 2011 and for the Minneapolis Retail Meat Cutters and Food Handlers Pension Plan for its plan year ending February 28, 2011.

As of the end of each plans’ most recent annual period, the table below indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) has been implemented and any surcharges paid to the plans by us or minimum funding requirements (due to contractual, statutory or other obligations):

Plan Name	Plan Year-End Date	FIP/RP Status	Surcharges paid by Roundy’s	Minimum Funding Requirements
Central States, Southeast and Southwest Areas Pension Fund	December 31, 2010	Implemented	No	No
United Food and Commerial Workers Unions and Employers Pension Plan	November 1, 2011	Implemented	No	No
United Food and Commercial Workers International Union-Industry Pension Fund	June 30, 2011	No	No	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	February 28, 2011	Implemented	No	No

We anticipate that our contributions to these plans may increase; however, because we are one of a number of employers contributing to these plans, it is difficult to ascertain what our share of the underfunding would be. If we choose to exit a plan, any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Defined Contribution Plans

We have a defined contribution plan covering substantially all salaried and hourly employees not covered by collective bargaining agreements. We also have a defined contribution plan covering certain hourly employees covered by a number of collective bargaining agreements. Total expense for our defined contribution plans was $6.8 million, $6.9 million and $5.7 million for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively.

9. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	January 2, 2010	January 1, 2011	December 31, 2011
Current income tax provision:
Federal	$11,322	$16,753	$9,158
State	1,186	4,190	2,853

Total Current	12,508	20,943	12,011
Deferred income tax provision:
Federal	23,067	9,893	16,520
State	5,063	2,408	1,510

Total Deferred	28,130	12,301	18,030

Total	$40,638	$33,244	$30,041

Federal income tax at the statutory rate of 35% for Fiscal 2009, Fiscal 2010 and Fiscal 2011 and income tax expense as reported are reconciled as follows (in thousands):

	Year Ended
	January 2, 2010	January 1, 2011	December 31, 2011
Federal income tax at statutory rate	$30,736	$27,803	$27,331
State income taxes, net of federal tax benefits	6,626	5,212	4,006
Preferred dividends, non-deductible	5,180	951	—
Other, net	(1,904)	(722)	(1,296)

Income tax expense	$40,638	$33,244	$30,041

The approximate tax effects of temporary differences as of January 1, 2011 and December 31, 2011 are as follows (in thousands):

	January 1, 2011			December 31, 2011
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Allowance for doubtful accounts	$358	$—	$358	$308	$—	$308
Inventories	2,437	(6,381)	(3,944)	2,702	(6,377)	(3,675)
Depreciation and amortization	721	—	721	721	—	721
Employee benefits	11,734	(2,403)	9,331	10,366	(2,777)	7,589
Accrued expenses not currently deductible	4,727	(1,065)	3,662	2,701	(1,606)	1,095

Total current	19,977	(9,849)	10,128	16,798	(10,760)	6,038

Long-term:
Depreciation and amortization	3,134	(89,955)	(86,821)	874	(102,149)	(101,275)
Employee benefits	16,001	(7,749)	8,252	31,357	(14,608)	16,749
Accrued expenses not currently deductible	13,735	—	13,735	14,864	—	14,864
Other	1,933	—	1,933	2,549	—	2,549
Net operating loss carryforwards	674	—	674	675	—	675

Total noncurrent	35,477	(97,704)	(62,227)	50,319	(116,757)	(66,438)

Total	$55,454	$(107,553)	$(52,099)	$67,117	$(127,517)	$(60,400)

As of December 31, 2011, we have state tax net operating loss carry forwards of approximately $13.1 million, which are due to expire beginning 2017.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state tax audits for years before 2005. The Internal Revenue Service is currently examining our U.S. income tax returns for 2008 and 2009. State tax authorities are currently examining our income tax returns for fiscal years 2006 through 2008. We have state tax net operating loss carry forwards which are open for review from 2003 and subsequent years.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 2, 2010	January 1, 2011	December 31, 2011
Balance at beginning of year	$3,844	$5,440	$7,725
Tax positions taken in prior year	2,805	18	1,484
Tax positions taken in current year	183	2,267	2,968
Settlements	(110)	—	—
Lapse of applicable statute of limitations	(1,282)	—	—

Balance at end of year	$5,440	$7,725	$12,177

The total amount of tax benefits that, if recognized, would impact the effective tax rate was $3.5 million, $2.9 million, and $3.4 million (net of tax) at January 2, 2010, January 1, 2011, and December 31, 2011, respectively. Our policy is to recognize interest and penalties related to income tax matters in our provision for income taxes.

During Fiscal 2009, Fiscal 2010, and Fiscal 2011, the Company recognized $0.3 million, $0.2 million, and $1.5 million respectively, in interest and penalties. The Company has accrued $1.3 million and $2.5 million for the payment of interest and penalties at January 1, 2011 and December 31, 2011, respectively.

Although timing of the resolution of federal and state income tax audits is highly uncertain, as of December 31, 2011, we believe that the amount of unrecognized tax benefits which is reasonably possible to be settled within the next 12 months, including interest and penalties, is approximately $6.5 million.

10. LEASE OBLIGATIONS AND CONTINGENT LIABILITIES

Rent expense and related subleasing income under operating leases are as follows (in thousands):

	Rent Expense		Subleasing Income
	Minimum	Contingent
Fiscal 2009	$92,531	$779	$8,733
Fiscal 2010	100,020	638	8,636
Fiscal 2011	105,737	367	6,917

In addition, many of the store leases obligate us to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at our option, that generally range from one additional five-year period to four additional five-year periods. Those items are not included in the rent expense listed above.

Contingent rentals may be paid under certain store leases on the basis of the store’s sales in excess of stipulated amounts.

Future minimum rental payments under non-cancellable long-term leases, assuming the exercise of certain lease extension options, and future minimum sublease rental income, are as follows at December 31, 2011 (in thousands):

	Operating Leases	Capitalized Leases	Sublease Income
2012	$112,469	$6,866	$4,761
2013	115,777	6,965	4,023
2014	119,329	7,055	2,877
2015	116,975	7,061	2,004
2016	112,295	6,799	1,384
Thereafter	1,147,760	14,349	5,741

Total	$1,724,605	49,095	$20,790

Amount representing interest		12,669

Present value of net minimum lease payments		36,426
Current portion		3,911

Long-term portion		$32,515

A liability of approximately $13.0 million related to the operating lease commitments disclosed above has been recorded in the closed facility reserve at December 31, 2011.

Sublease income primarily includes payments to be received from third party subtenants at our retail store locations.

In connection with the exit or sale of our independent distribution business, we have assigned leases and subleases for retail stores which expire at various dates through 2021. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations would include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $9.5 million. We believe the likelihood of a liability related to these assigned leases and subleases is remote.

Assets under capital leases, consisting of retail store sites, had a net book value of $24.0 million, net of accumulated amortization of $23.1 million, at January 1, 2011 and $20.9 million, net of accumulated amortization of $26.1 million, at December 31, 2011.

We are involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect our consolidated financial position, results of operations or cash flows.

11. PREFERRED STOCK SUBJECT TO MANDATORY PAYMENT

The Company had 20,000 shares of preferred stock authorized. In 2002, the Company issued preferred stock at a fair value of $29,200 per share. The preferred stock accrued a 12% dividend quarterly on the unpaid stated liquidation value of $29,100 per share. All unpaid dividends and stated liquidation value of the shares were payable to the stockholders on September 30, 2012 or earlier in certain cases. Preferred shareholders were entitled to a first preference to all dividends paid by the Company. Dividends paid were first applied to unpaid dividends and then were applied to the stated liquidation value of the preferred shares. After the stated liquidation value was repaid, the preferred stock ceased to accrue dividends. At that time, the preferred stock continued to have voting rights, consistent with common stock and was entitled to receive a pro-rata share of any future distributions.

The remaining liquidation value of the preferred stock was convertible to common stock at the election of the majority of the preferred shareholders. As of January 2, 2010, January 1, 2011 and December 31, 2011, the known outstanding contingently convertible preferred stock was 10,439 shares. As discussed further below, as of April 29, 2010, the Company fully paid all unpaid dividends and the liquidation value of the preferred stock. Accordingly, there are no unknown contingently convertible shares as of January 1, 2011 or December 31, 2011. The remaining 10,439 outstanding shares of preferred stock were each convertible to 292.2 shares of common stock subsequent to the stock split approved by our Board of Directors on January 24, 2012.

The Company has determined that the preferred stock is subject to mandatory payment, as there is a fixed date and a fixed and determinable payment amount. Accordingly, the Company recorded the preferred stock as a long term liability in its consolidated balance sheet until April 29, 2010 at which time all unpaid dividends and liquidation value had been paid. Dividends accreted during Fiscal 2009 and 2010 were $14.8 million and $2.7 million, respectively, and have been recorded as a component of interest expense on the consolidated statements of income.

On September 9, 2009, the Company re-purchased 46 shares of preferred stock from two stockholders for $0.8 million, which included unpaid dividends and liquidation value of $0.6 million and $0.2 million for the fair value of the then outstanding preferred stock. The shares were cancelled subsequent to the purchase by the Company.

On November 4, 2009, the Company declared and paid a dividend to the preferred shareholders, which included a liquidation payment of $21.6 million and a dividend payment of all unpaid dividends at that time of $53.4 million.

On April 29, 2010, the Company paid all unpaid dividends accrued at that time, and the remaining liquidation value of the preferred stock to the preferred shareholders. Upon reduction of the liquidation value to zero, the preferred stock was no longer entitled to any dividends, and preferred stockholders were no longer entitled to preferential distributions from the Company. As the shareholders retained voting rights in the Company, the remaining value of the preferred stock was reclassified into shareholders’ equity at that time.

12. COMMON STOCK

Common stock shareholders have voting rights and have pro-rata rights to dividends after the liquidation value and unpaid dividends related to the preferred stock is paid.

On April 29, 2010, the Company declared and paid a dividend to the common shareholders aggregating $79.2 million or $2.90 per common share.

On November 30, 2011, in order to comply with certain provisions of the Sarbanes-Oxley Act, $4.3 million of shareholder notes (and accrued interest) were cancelled in exchange for our repurchase of 247,587 common shares held by such shareholders. The purchase price for the repurchased shares was based on fair market value as determined by the Board of Directors of the Company using a valuation methodology consistent with previous stock sales and repurchases. The purchase price per share was approximately $17 per share, which represented management’s estimate of fair value. All repurchased shares were subsequently retired.

During Fiscal 2009, the Company re-purchased 160,126 shares of common stock at approximately $21 per share, which represented management’s estimate of fair value. During Fiscal 2010, the Company re-purchased 150,191 shares of common stock at approximately $14 per share, which represented management’s estimate of fair value. During Fiscal 2011, the Company re-purchased 25,875 shares of common stock at approximately $17 per share, which represented management’s estimate of fair value.

13. SHAREHOLDER NOTES RECEIVABLE

The Company issued notes receivable due from certain members of management and directors, which were partially with recourse and were used to purchase common shares of the Company. Shareholder notes receivable were with full recourse for the accrued interest and had a 50% recourse for the principal balance. The notes were secured by the noteholders’ common stock. The notes accrued interest at a fixed rate of interest determined on the date the shares were issued, compounded on a daily basis. Notes were payable generally upon payment of a dividend by the Company or termination of employment.

In Fiscal 2009 the Company issued 24,837 shares of common stock for shareholder notes receivable of $0.5 million, representing a per share price of approximately $21 per share.

In connection with the April 29, 2010 dividend described in Note 11, at the direction of the board of directors, common stock shareholders with note receivable balances were required to use a minimum of 80% of the paid dividend to repay the outstanding balance on their shareholder note. This resulted in a repayment of $2.2 million of shareholder notes receivable.

During Fiscal 2009, 2010 and 2011, the Company recorded interest income related to the shareholder notes of $0.3 million, $0.2 million and $0.2 million, respectively. As a result of the shareholder note cancellation described in Note 12, at December 31, 2011, there were no shareholder notes outstanding and no accrued interest.

14. EARNINGS PER SHARE

The Company had one class of preferred stock and one class of common stock as of December 31, 2011. As described in Note 11, until the liquidation value and unpaid dividends on preferred stock were paid, the preferred shareholders received first preference to all dividends. Once the unpaid dividends and liquidation value were paid, the preferred stock ceased to accrue dividends and the preferred and common shareholders were entitled to receive a pro-rata share of any future distributions.

The preferred stock was a participating stock security requiring the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share”.

Basic earnings per share excludes the effect of common stock equivalents and is computed using the two-class computation method, which excludes earnings attributable to the preferred stock preferential payments from total earnings available to common shareholders. Until the liquidation value and unpaid dividends are paid to the preferred shareholders, the common stock shareholders do not share in net income, unless earnings exceed the remaining unpaid dividends and liquidation value. Accordingly, the common stock earnings per share prior to April 29, 2010 was zero as the unpaid dividends and liquidation value exceeded net income. On April 29, 2010, the liquidation value and unpaid dividends were fully paid to all preferred stock shareholders and therefore preferred and common shareholders rights to earnings were similar. For the period from April 30, 2010 through January 1, 2011, net income of $30.9 million was used to calculate earnings per share for common shareholders.

Preferred stock was convertible on a one-to-one conversion ratio into common stock and these shares are included in the diluted weighted average common shares outstanding. Prior to April 29, 2010, there were unpaid dividends and liquidation value associated with preferred stock. These amounts would be converted to common stock upon completion of an initial public offering. Because the number of shares of common stock that would be issued associated with these unpaid dividends and liquidation value was not known as an initial public offering price was unknown, these contingently issuable shares are not included in the weighted average diluted shares in Fiscal 2009. Because the Company has fully paid all unpaid dividends and the liquidation of the preferred stock as of April 29, 2010, there are no unknown contingently convertible shares at January 1, 2011.

The following table reflects the calculation of basic and diluted net earnings per share for Fiscal 2009, 2010, and 2011 (in thousands, except per share amounts):

	Fiscal 2009	Fiscal 2010	Fiscal 2011
Net earnings per common share—basic:
Net Income	$47,179	$46,194	$48,048
Deduct: undistributed earnings allocable to convertible preferred stock	$(47,179)	$(18,412)	$(4,825)

Net income attributable to common shareholders	$—	$27,782	$43,223
Basic weighted average common shares outstanding	27,587	27,384	27,324
Net earnings per common share—basic	$—	$1.01	$1.58

Net earnings per common share—diluted:
Net Income	$47,179	$46,194	$48,048
Deduct: undistributed earnings allocable to convertible preferred stock	$(47,179)	$(15,317)	$—

Net income attributable to common shareholders	$—	$30,877	$48,048
Basic weighted average common shares outstanding	27,587	27,384	27,324
Dilutive impact of convertible preferred stock	3,061	3,050	3,050

Diluted weighted average common shares outstanding	30,648	30,434	30,374
Net earnings per common share—diluted	$—	$1.01	$1.58

15. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food primarily includes general merchandise, health and beauty care, pharmacy and alcohol.

The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for Fiscal 2009, Fiscal 2010, and Fiscal 2011:

	Fiscal 2009	Fiscal 2010	Fiscal 2011
Non-perishable	53.0%	51.7%	50.9%
Perishable	32.0%	32.3%	33.0%
Non-food	15.0%	16.0%	16.1%

16. QUARTERLY INFORMATION (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (Annual amounts may not sum due to rounding. In thousands, except for per share amounts).

Fiscal 2010	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)	Total Year (52 weeks)
Net sales	$922,400	$957,200	$939,047	$948,341	$3,766,988
Cost of sales	667,097	695,603	685,903	700,316	2,748,919
Operating and administrative expenses	218,177	215,921	219,041	215,834	868,972
Interest Expense (including amortization of deferred financing costs and dividends on preferred stock)	15,048	18,273	18,124	18,214	69,659

Income before Income Taxes	22,078	27,403	15,979	13,977	79,438
Provision for Income Taxes	9,864	11,484	6,524	5,372	33,244

Net Income	$12,214	$15,919	$9,455	$8,605	$46,194

Net earnings per common share
Basic and Diluted	$—	$0.42	$0.31	$0.28	$1.01
Weighted average number of common shares outstanding
Basic	27,491	27,457	27,341	27,346	27,384
Diluted	30,541	30,508	30,391	30,396	30,434

Fiscal 2011	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)	Total Year (52 weeks)
Net sales	$916,016	$980,365	$976,881	$968,722	$3,841,984
Cost of sales	660,711	715,675	713,699	714,623	2,804,709
Operating and administrative expenses	222,419	216,933	224,455	223,054	886,862
Interest Expense (including amortization of deferred financing costs)	18,260	18,185	18,126	17,753	72,324

Income before Income Taxes	14,626	29,572	20,601	13,292	78,089
Provision for Income Taxes	5,854	11,825	8,240	4,122	30,041

Net Income	$8,772	$17,747	$12,361	$9,170	$48,048

Net earnings per common share
Basic and Diluted	$0.28	$0.58	$0.41	$0.30	$1.58
Weighted average number of common shares outstanding
Basic	27,345	27,345	27,345	27,260	27,324
Diluted	30,395	30,395	30,395	30,310	30,374

17. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The Company’s principal operating subsidiary, RSI, was a party to the First Lien Credit Agreement and Second Lien Credit Agreement (together, the “Loan Agreements”). All obligations under the Loan Agreements were secured by a first and second priority lien on substantially all of the assets of RSI. The Loan Agreements contain various covenants, including operating performance, ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, the Loan Agreements prohibit RSI, subject to certain limited exceptions, from paying dividends or making distributions to Roundy’s.

The following condensed financial statements present Roundy’s financial position as of January 1, 2011 and December 31, 2011 and its results of operations and cash flows for each of the three years in the period ended December 31, 2011 on a parent company-only basis.

In the parent company-only financial statements, Roundy’s investment in its sole direct subsidiary is stated at cost plus equity in undistributed earnings of the subsidiary since the date of formation. Roundy’s share of income is recorded as equity in net income of the unconsolidated subsidiary. The parent company only financial statements should be read in conjunction with Roundy’s consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Income

(In thousands)

	Fiscal 2009	Fiscal 2010	Fiscal 2011
Net Sales	$—	$—	$—
Costs and Expenses:
Cost of sales	—	—	—
Operating and administrative	—	—	75
Interest:
Interest income	(256)	(231)	(187)
Interest expense, dividends on preferred stock	14,799	2,716	—

	14,543	2,485	(112)

Income (loss) before Equity in Earnings of Subsidiary and Income Taxes	(14,543)	(2,485)	112
Equity in Earnings of Unconsolidated Subsidiary	61,737	48,667	47,888

Income before Income Taxes	47,194	46,182	48,000
Provision (Benefit) for Income Taxes	15	(12)	(48)

Net Income	$47,179	$46,194	$48,048

Roundy’s, Inc.

Consolidated Balance Sheet

(In thousands)

	1/1/2011	12/31/2011
Assets
Current Assets:
Cash and cash equivalents	$15	$15

Total Current Assets	15	15

Other Assets:
Investment in subsidiary	152,640	177,204

Total Other Assets	152,640	177,204

Total Assets	$152,655	$177,219

Liabilities and Shareholders’ Equity
Current Liabilities:
Income taxes payable	$91	$44

Total Current Liabilities	91	44

Total Liabilities	91	44

Shareholders’ Equity:
Preferred stock	1,044	1,044
Common stock	273	271
Additional paid-in capital	3,565	—
Retained earnings	174,392	221,365
Shareholder notes receivable	(4,091)	—
Accumulated other comprehensive loss	(22,619)	(45,505)

Total Shareholders’ Equity	152,564	177,175

Total Liabilities and Shareholders’ Equity	$152,655	$177,219

Roundy’s, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Fiscal 2009	Fiscal 2010	Fiscal 2011
Cash Flows from Operating Activities:
Net Income	$47,179	$46,194	$48,048
Adjustments to reconcile net income to net cash flows provided by operating activities:
Interest earned on shareholder notes receivables	(256)	(218)	(187)
Deferred dividends on preferred stock	14,799	2,716	—
Equity in net income of unconsolidated subsidiaries	(61,737)	(48,667)	(47,888)
Forgiveness of shareholder note receivable	—	—	75
Changes in working capital
Income taxes	16	(12)	(48)

Net cash flows provided by operating activities	1	13	—
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Dividends and liquidation value of preferred stock paid to preferred shareholders	(75,000)	(70,828)	—
Dividend from subsidiary	79,172	149,841	439
Dividends paid to common shareholders	—	(77,006)	—
Purchase of common stock	(3,563)	(2,156)	(439)
Issuance of common stock	—	65	—
Purchase of preferred stock	(611)	—	—
Repayment of shareholder notes receivable	—	72	—

Net cash flows used in financing activities	(2)	(12)	—

Net (Decrease) Increase in Cash and Cash Equivalents	(1)	1	—
Cash and Cash Equivalents, Beginning of Year	15	14	15

Cash and Cash Equivalents, End of Year	$14	$15	$15

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Internal Control over Financial Reporting

We completed our initial public offering (“IPO”) on February 13, 2012. The rules and regulations of the SEC provide a transition period for newly public companies pursuant to which a newly public company is not required to include either a report on management’s assessment of the effectiveness of the newly public company’s internal control over financial reporting or an attestation report of its independent registered public accounting firm on the newly public company’s internal control over financial reporting in its first Annual Report on Form 10-K. This Annual Report on Form 10-K is our first annual report under the Exchange Act since the completion of our IPO. Accordingly, we have not included either management’s assessment of the effectiveness of, or our independent registered public accounting firm’s attestation report on, our internal control over financial reporting in this Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness or our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

On March 26, 2012, the Compensation Committee approved a discretionary bonus to be paid to Mr. Fitzgerald in the amount of $180,811 to compensate him for the income taxes due on capital gains recognized related to the cancellation of his remaining loans on November 30, 2011 in exchange for our repurchase of common stock originally purchased with the associated loan proceeds.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the names and ages of the executive officers and the positions held by each such person or those chosen to become executive officers as of March 9, 2012. Unless otherwise indicated, each of the executive officers served in various management capacities with the Company over the past five years. None of the executive officers named below is related to any other executive officer or director. Each officer will hold office at the discretion of Board for the ensuing year until removed or replaced.

Name	Age	Position

Robert A. Mariano	62	Chairman, President and Chief Executive Officer and Director
Darren W. Karst	52	Executive Vice President, Chief Financial Officer and Assistant Secretary
Donald S. Rosanova	62	Executive Vice President—Operations
John W. Boyle	54	Group Vice President—Store Operations
Donald G. Fitzgerald	50	Group Vice President—Merchandising and Procurement
Ronald Cooper	61	Group Vice President—Sales and Marketing
Edward G. Kitz	58	Group Vice President—Legal, Risk and Treasury and Corporate Secretary
Patrick T. Mullarkey	51	Group Vice President—Information Technology
Colleen J. Stenholt	61	Group Vice President—Human Resources
Michael P. Turzenski	48	Group Vice President—Chief Accounting Officer
Ralph W. Drayer	67	Director
Christopher F. Larson	29	Director
Avy H. Stein	57	Director
John R. Willis	62	Director

Named Executive Officers

Robert A. Mariano has served as our Chairman, President and Chief Executive Officer and as a director since June 2002. Mr. Mariano was self-employed as a consultant from November 1998 through June 2002. Previously, Mr. Mariano served as President and a director of Dominick’s Supermarkets, Inc. (“Dominick’s”) from March 1995 and Chief Executive Officer from January 1996 until Dominick’s sale to Safeway, Inc. in 1998. Mr. Mariano also served as Chief Operating Officer of Dominick’s from March 1995 until January 1996. Mr. Mariano joined Dominick’s in 1972.

Darren W. Karst has served as our Executive Vice President, Chief Financial Officer and Assistant Secretary since June 2002. From 2000 until May 2002, Mr. Karst served as Executive Vice President and Chief Financial Officer of Alliance Entertainment Corp. Mr. Karst served as Senior Vice President, Chief Financial Officer, Secretary and director of Dominick’s from March 1995 and as Executive Vice President, Finance and Administration, Chief Financial Officer, Secretary and director from March 1996 until the acquisition of Dominick’s by Safeway in 1998. From 1991 to 2002, Mr. Karst was a partner at the Yucaipa Companies, a private equity investment firm.

Donald S. Rosanova has served as our Executive Vice President—Operations since May 2006 and has served as Group Vice President—Supply Chain from 2002 to 2006. Prior to joining Roundy’s, Mr. Rosanova was Vice President of Operations of Edward Don & Company, a provider of foodservices supplies and equipment, from 1999 to 2002. Prior to that, Mr. Rosanova served as Group Vice President of Operations at Dominick’s from 1996 to 1998 and held various management positions within Dominick’s from 1971 to 1996.

John W. Boyle has served as Group Vice President—Store Operations since October 2009. From 2003 to 2009, Mr. Boyle served as Group Vice President—Information Technology and Business Process Excellence. From 2002 to 2003, Mr. Boyle held various management positions within Roundy’s or provided independent consulting services for Roundy’s. From 1999 to 2002, Mr. Boyle held various management positions at Storage Networks, Inc. Mr. Boyle served as Vice President—Administration at Dominick’s from 1995 to 1996 and as Group Vice President—Information Technology and Store Planning at Dominick’s from 1996 until its acquisition by Safeway in 1998. From 1992 to 1995, Mr. Boyle served as Vice President—Information Technology at Food 4 Less Supermarkets, Inc.

Donald G. Fitzgerald has served as Group Vice President—Merchandising and Procurement since March 2008. From February 2007 to February 2008, Mr. Fitzgerald served as Vice President—Sales and Merchandising for Meijer Inc.’s Chicago division. Prior to that, Mr. Fitzgerald spent two years as a partner with The Partnering Group. From 1977 to 2005, Mr. Fitzgerald held various management positions at Dominick’s, where he was responsible for sales and merchandising activities, including pricing, category management, promotional planning and inventory replenishment.

Other Key Employees

Ronald Cooper has served as Group Vice President—Sales and Marketing since December 2004. Mr. Cooper joined Roundy’s in March 2004 and served as Vice President—Sales Planning and Retail Pricing until December 2004. From 1998 to 2004, Mr. Cooper served as Vice President of General Merchandise and Health and Beauty Care for Dominick’s. Mr. Cooper served as Director of Sales and Marketing, Special Promotions and Retail Pricing from Dominick’s from 1992 to 1998. Mr. Cooper had various positions with Dominick’s from 1986 to 1992.

Edward G. Kitz has served as Corporate Secretary and Group Vice President—Legal, Risk and Treasury since September 2003 and served as Vice President, Secretary of Roundy’s from 1995 to 2003. Mr. Kitz joined Roundy’s in 1980 as the Corporate Controller and became Vice President in 1985. Starting in 1989, Mr. Kitz also served as Treasurer of Roundy’s. Prior to joining Roundy’s, Mr. Kitz was a senior accountant at Deloitte & Touche LLP.

Patrick T. Mullarkey has served as Group Vice President—Information Technology since May 2010. Prior to joining Roundy’s, Mr. Mullarkey served the Target Corporation as Vice President, Information Technology Services from 2004 to 2010, as Vice President, Applications Development in 2003 and as Vice President, Corporation Systems Development in 2002. From 1992 to 2001, Mr. Mullarkey held numerous positions with Booz Allen Hamilton.

Colleen J. Stenholt has served as Group Vice President—Human Resources since October 2002. Prior to joining Roundy’s, Ms. Stenholt was Senior Vice President of Human Resources from 1996 to 2002 with Metavante, Inc., a technology solutions company and subsidiary of M&I Corporation. From 1983 to 1996, Ms. Stenholt served in various human resource management roles with Northwestern Mutual and GE Medical Systems.

Michael P. Turzenski has served as Group Vice President—Chief Accounting Officer since February 14, 2012. Mr. Turzenski joined Roundy’s in 2007 as Vice President, Controller. Prior to joining Roundy’s, Mr. Turzenski was Director of Accounting from 2005 to 2007 with Rockwell Automation, Inc.

Directors

We believe our board of directors should be comprised of individuals with sophistication and experience in many substantive areas that impact our business. We believe experience, qualifications or skills in the following areas are most important: retail sales, marketing, accounting, finance and capital structure, strategic planning and leadership of complex organizations, legal, regulatory and government affairs, people management, and board practices of other entities. We believe that all of our current board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for each board member in the individual biographies below, or above in the case of Mr. Mariano.

Ralph W. Drayer has been our director since 2002. Mr. Drayer served as Vice President—Service & Logistics Officer of The Procter & Gamble Company from 1991 to 2001. Mr. Drayer also held a number of distribution, logistics, customer service, and customer business development responsibilities while with The Procter & Gamble Company, both domestically and internationally. Mr. Drayer has served as the President of Supply Chain Insights, a supply chain consulting company since 2001. Mr. Drayer brings to our board extensive leadership experience and significant expertise in corporate operations and logistics. Based upon his experience in logistics and supply chain mechanics, Mr. Drayer will also offer our board of directors insights into the challenges and opportunities relating to our distribution network.

Christopher F. Larson has been our director since November 2011. Mr. Larson joined Willis Stein in 2006, and has served as a Vice President of Willis Stein since December 2010. Prior to joining Willis Stein, Mr. Larson worked as an accountant for Motorola’s Automotive Finance Group from June 2003 to 2006. Mr. Larson is also a Certified Public Accountant. Mr. Larson brings to the board significant experience in finance and corporate strategy development, and a particular knowledge of accounting.

Avy H. Stein has been our director since June 2002. Mr. Stein has served as a Managing Partner of Willis Stein since 1994. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis LLP. From 1984 to 1985, Mr. Stein served as President of Cook Energy Corporation, an oil and gas exploration and production company, and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc., a conglomerate that was previously listed on the American Stock Exchange. From 1989 through 1994, Mr. Stein served as Managing Director of Continental Illinois Venture Corporation, a subsidiary of Continental Bank Corporation. Mr. Stein serves on the boards of directors of CompuPay, Education Corporation of America, Merit Health Systems, Strategic Materials and VelociTel. Mr. Stein brings to the board vast experience in finance, corporate strategy and leadership of large organizations. Mr. Stein also has extensive experience serving on the boards of numerous public and private companies.

John R. Willis has been our director since June 2002. Mr. Willis has served as a Managing Partner of Willis Stein since 1994. From 1989 through 1994, Mr. Willis served as President and a director of Continental Illinois Venture Corporation, a subsidiary of Continental Bank Corporation. Mr. Willis joined Continental Bank in 1974 and held various managerial and banking responsibilities in Corporate Finance and Corporate Banking. In 1988, Mr. Willis founded Mezzanine Investment Group and served as its leader through 1990. Mr. Willis serves on the boards of directors of CompuPay, Education Corporation of America, Merit Health Systems and Strategic Materials. Mr. Willis brings to the board extensive experience in finance, corporate strategy and management of complex organizations. Mr. Willis also has extensive experience serving on the boards of numerous public and private companies.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Corporate Governance

Board Composition

Each of the current members of our board of directors was elected according to our Investor Rights Agreement (as defined within Item 13, “Certain Relationships and Related Transactions and Director Independence—Investor Rights Agreement”), pursuant to which affiliates of Willis Stein have the authority to appoint all of the members of our board of directors. Our amended and restated certificate of incorporation provides that our board of directors shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. Our board of directors consists of five members, of whom Mr. Drayer qualifies as an “independent director,” as defined under the rules of the New York Stock Exchange. Any additional directorships resulting from an increase in the number of directors may only be filled by the directors then in office. For so long as affiliates of Willis Stein control 50% or more of our outstanding shares of common stock, they will have the ability to control the election of our board of directors.

Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes, with each director serving a three-year term, and one class of directors being elected at each year’s annual meeting of stockholders. Mr. Mariano is the Class I director with an initial term expiring in 2013. Messrs. Drayer and Larson are the Class II directors with an initial term expiring in 2014. Messrs. Stein and Willis are the Class III directors with an initial term expiring in 2015. Any change in the number of directorships resulting from an increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors.

Controlled Company

Affiliates of Willis Stein, through the voting provisions of our Investor Rights Agreement, control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the corporate governance standards of the New York Stock Exchange. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of “independent directors,” as defined under the rules of the New York Stock Exchange;

•	that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we conduct annual performance evaluations of the nominating committee and compensation committee.

These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the Sarbanes-Oxley Act and rules with respect to our audit committee within the applicable time frame. The rules of the New York Stock Exchange permit the composition of our audit committee to be phased-in as follows: (1) one independent committee member at the time of our IPO; (2) a majority of independent committee members within 90 days of our IPO; and (3) all independent committee members within one year of the effective date of our registration statement for our IPO.

Board Committees

The Board of Directors has three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. The Board has adopted a written charter for each of these committees, which sets out the functions and responsibilities of each committee. The charters of these committees are available in their entirety on the Company’s website, www.roundys.com. The information on our website is not part of this Annual Report on Form 10-K.

Audit Committee. The audit committee is responsible for, among other matters: (1) appointing, retaining, terminating, and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered accounting firm’s qualifications, independence and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (6) reviewing and approving certain related person transactions.

Our audit committee consists of Messrs. Drayer, Stein and Larson and Mr. Larson serves as the chairman of such committee. We believe Mr. Larson qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. We will comply with the applicable phase-in schedule for independent board committee requirements for “controlled companies”. See “Controlled Company” for a discussion of these requirements.

Compensation Committee. The compensation committee is responsible for, among other matters: (1) reviewing key employee compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors, chief executive officer and other executive officers; (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (4) administering our stock plans and other incentive compensation plans. Our compensation committee consists of Messrs. Drayer, Larson and Stein, and Mr. Stein serves as the chairman of such committee. We will comply with the applicable phase-in schedule for independent board committee requirements for “controlled companies”. See “Controlled Company” for a discussion of these requirements.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our board of directors to discharge the board’s duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; (4) developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us; (5) reviewing and monitoring compliance with our code of ethics and our insider trading policy; and (6) reviewing and approving certain related party transactions.

Our nominating and corporate governance committee consists of Messrs. Drayer, Willis and Stein, and Mr. Stein will serve as the chairman of such committee. We will comply with the applicable phase-in schedule for independent board committee requirements for “controlled companies”. See ‘Controlled Company” for a discussion of these requirements.

Policy Regarding Consideration of Candidates for Director

Shareholders wishing to recommend candidates to be nominated for election to the Company’s Board by shareholders at the general meeting of shareholders may do so by sending to the attention of the Chairman of the Nominating and Corporate Governance Committee at the above address the following: The business experience and other significant accomplishments, an acknowledgement from the candidate that he or she would, if elected, be willing to serve on the Board, a statement by the shareholder outlining the reasons why this candidate’s skills, experience and background would make a valuable contribution to the Board and a minimum of two references who have either worked with the candidate, served on a board of directors or board of trustees with the candidate, or can otherwise provide relevant perspective on the candidate’s capabilities as a potential Board member.

The deadline by which such recommendations must be received by the Chairman of the Nominating and Corporate Governance Committee will be published in the Company’s annual proxy statement each year. Shareholder recommendations provided to the Chairman of the Nominating and Corporate Governance Committee within this timeframe will be reviewed using the nominating process outlined in the Nominating and Corporate Governance Committee charter.

Code of Ethics

The Board has approved and adopted a Code of Business Conduct applicable to all directors, officers and employees, including our principal executive, financial and accounting officers and all persons performing similar functions. The Code of Business Conduct is available on our corporate website, www.roundys.com. We expect that any amendments to the Code of Business Conduct, or any waivers of its requirements, will be disclosed on our website. The information on our website is not part of this Annual Report on Form 10-K.

Director and Officer Indemnification and Limitation of Liability

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, our amended and restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty, except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders or (ii) for acts or omissions not in good faith or acts or omissions that involve intentional misconduct or a knowing violation of law.

In addition, after completion of our IPO, we entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL. There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and other persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of stock ownership and reports of changes in stock ownership and to provide the Company with copies of all such filed forms. Based solely on its review of such copies or written representations from reporting persons, the Company believes that all reports were filed on a timely basis during the period of time between the date of the Company’s IPO and the date of this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation arrangements we have with our executive officers listed in the Summary Compensation Table set forth below, which we refer to as our named executive officers (“NEOs”). This section discusses the objectives and philosophy underlying our compensation policies for our NEOs, our compensation decisions with respect to our NEOs during 2011 and the factors relevant to an analysis of these decisions. This Compensation Discussion and Analysis contains forward-looking statements that are based on our current plans and expectations regarding future compensation plans and arrangements. The actual compensation plans and arrangements that we adopt may differ materially from the currently anticipated plans and arrangements as summarized in this discussion.

Executive Compensation Objectives and Philosophy

The key objectives of our executive compensation programs are to (1) fairly compensate our executive officers, (2) attract, motivate and retain highly qualified executive officers who contribute to the long-term success of our company; (3) achieve accountability for performance; (4) link future performance rewards to clearly defined corporate goals; and (5) align the interests of our executive officers and our stockholders through short- and long-term incentive compensation programs. We seek to apply a consistent philosophy to compensation for all executive officers. Our compensation philosophy is based on the following core principles:

To Pay for Performance. Our NEOs are partially compensated based on company performance, as measured against certain pre-established financial objectives. The amounts earned by our executive officers vary based on the extent to which the objectives are met.

To Pay Competitively. We are committed to providing a total compensation program designed to retain our highest performing employees and executives and attract superior leaders to our company. We have established compensation levels that we believe are competitive based on our compensation committee’s and our board’s experience with pay practices and compensation levels of companies similar to us.

To Pay Equitably. We believe that it is important to apply generally consistent guidelines for all executive officer compensation programs. In order to deliver equitable pay levels, our compensation committee considers depth and scope of accountability, complexity of responsibility, qualifications and executive performance, both individually and collectively as a team.

In addition to short-term compensation, we have found it important in some cases to provide certain of our executive officers with competitive post-employment compensation. Post-employment compensation consists primarily of two elements—severance pay and benefits continuation for a specified period of time. We believe that these benefits are important considerations for our executive officer compensation packages, as they afford a measure of financial security in the event of termination of their employment under certain circumstances and also enable us to secure their cooperation following termination. We have sought to ensure that each combined compensation package is competitive at the time the package is negotiated with the executive officer. We provide post-employment compensation to our executive officers on a case-by-case basis as the employment market, the qualifications of potential employees and our hiring needs dictate.

Compensation Mix. While our compensation committee considers the overall mix of compensation components in its review of compensation matters, it has not adopted any policies or guidelines for allocating compensation between cash and non-cash compensation or among different forms of non-cash compensation. In addition to the compensation objectives and philosophy discussed above, the principal factors affecting our compensation committee’s decisions regarding amounts and mix of compensation include:

•	overall corporate performance, including financial condition and available resources;

•	the executive officer’s performance against corporate level strategic goals established as part of our annual planning process; and

•	the nature and scope of the executive officer’s responsibilities.

Overview and Responsibilities for Compensation Decisions

Prior to our IPO, we were a privately-held company. As a result, we were not subject to any stock exchange listing or SEC rules requiring a majority of our board of directors to be independent or relating to the formation and functioning of board committees, including our audit and compensation committees. During 2011, our compensation committee consisted of Messrs. Stein, Drayer and Jeffrey D. Beyer, who resigned as a director effective November 15, 2011. Messrs. Drayer, Larson and Stein currently comprise the compensation committee.

In connection with our IPO, we established a new compensation committee which replaced our existing compensation committee. Our new compensation committee will review our existing compensation programs, objectives and philosophy and determine whether such programs, objectives and philosophy are appropriate now that we have become a public company. We also expect that our new compensation committee will review compensation elements and amounts for our executive officers on an annual basis and at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. In addition, as we gain experience as a public company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve. Accordingly, the compensation paid to our NEOs for fiscal 2011 may not necessarily be indicative of how we may compensate our NEOs following our IPO.

Our compensation committee will continue to consider input from our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Group Vice President—Human Resources when setting financial objectives for our cash and non-cash incentive plans. These executives provide compensation recommendations to the compensation committee for executives other than themselves based on the benchmarking data discussed below and the other considerations mentioned in this Compensation Discussion and Analysis. Our compensation committee will recommend compensation packages to our board of directors that are consistent with our compensation philosophy, strategically positioned against our peer group and competitive with other organizations similar to ours.

To date, our compensation committee and our CEO, in consultation with our board of directors, have been responsible for the oversight, implementation and administration of all of our executive compensation plans and programs. Our board of directors and compensation committee determined all of the components of our CEO’s compensation and, in consultation with our CEO, the compensation of our other NEOs. Executive compensation is reviewed annually as part of our business planning for the year. During this process, our CEO and CFO are involved in the review of overall compensation for executive officers other than themselves and the determination of corporate-level performance goals for that year.

Our compensation committee and our CEO evaluate the performance and development of our executive officers in their respective positions, establish corporate performance objectives relative to compensation, make determinations as to whether and to what extent such performance objectives have been achieved and ensure that we have effective and appropriate compensation programs in place. Our compensation arrangements with our executive officers are primarily based on the consolidated financial achievements of our company established at the beginning of the year, and reflect our commitment to compensating for the overachievement of corporate or individual objectives and applying incentive deductions for underachievement of objectives.

Our CEO, as the leader of our executive team, assesses each NEO’s contribution to corporate goals, and then makes a recommendation to our compensation committee with respect to compensation of each officer. Our compensation committee undertakes a similar review of our CEO’s contribution to corporate goals. Our compensation committee meets to consider these recommendations and makes determinations relating to the compensation of our CEO and, in consultation with our CEO, makes determinations relating to the compensation of our other NEOs.

We have not historically engaged a third-party consultant to assist us with determining compensation levels, but our new compensation committee may engage such a consultant in the future.

Benchmarking

To date, we have not formally benchmarked our executive compensation against peer companies, nor have we identified a group of peer companies which would be included in a benchmarking survey. Compensation amounts historically have been highly individualized and discretionary, based largely on the collective experience and judgment of our compensation committee members, along with input from our CEO and other executive officers, as appropriate.

Following our IPO, we expect that each year our Group Vice President—Human Resources, in consultation with our compensation committee, will compile a report of benchmark data for executive officers holding comparable positions at comparable companies, including base salary, annual cash incentive plan opportunities and awards and long-term incentive award values. We have not determined the peer group of companies that we will utilize in the benchmarking survey, but we expect that the peer group will include companies in our industry, companies with revenues in a range similar to ours and companies with similar market capitalizations. The compensation paid by peer group companies to their respective executive officers will not factor into the determination of the peer group.

While our compensation committee will utilize this formal benchmarking in its consideration of compensation decisions, we expect that it will continue to manage our compensation programs on a flexible basis that will allow it to respond to market and business developments as it views appropriate.

Risk Management and Assessment

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our business. In addition, our CEO, compensation committee and board of directors believe that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. These beliefs are based on the following factors:

•	we do not have a particular business unit that carries a significant portion of our overall risk profile on a stand-alone basis;
•	our compensation policies and practices are uniform across each of our functional areas and departments;
•	the mix of compensation among base salary and incentive cash bonus does not encourage excessive risk taking;
•	our annual compensation review and performance evaluation process considers factors that do not encourage excessive risk taking, such as management skills, team building, integrity and mentoring.

Employment Agreements

We are party to employment agreements with our CEO and CFO. We have described the material terms of these agreements in the section “Employment Agreements.” These employment agreements generally establish the terms and conditions of such NEO’s employment relationship with us. These agreements generally provide that such named executive receive a minimum base salary and be eligible to receive an annual bonus but do not otherwise provide for annual salary or bonus increases or other compensation increases.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Elements of Compensation

Compensation for our NEOs is individualized and takes into account the financial condition of the company and general employment conditions in the market. Our current executive compensation program consists of the following components:

•	base salary;

•	annual cash performance-based bonus;

•	benefits payable upon an executive officer’s involuntary termination in certain circumstances; and

•	other benefits generally available to all salaried employees.

Our executive compensation includes both fixed components (base salary and benefits) and a variable component annual (cash bonus). The fixed components of compensation are designed to be competitive in order to induce talented executives to join our company. The variable components are tied specifically to the achievement of company-wide and individual objectives and are designed so that above average performance is rewarded with above average rewards. Our compensation committee believes this mix of compensation components is appropriate for our NEOs because it appropriately incentivizes them to plan and work toward the achievement of our long-term success and aligns the interests of our NEOs with the interests of our stockholders, since the amount of compensation will vary depending upon our financial performance. Our compensation committee also believes that this mix is typical of companies in our industry and at our stage of development. Our compensation committee strives to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, it does not apply any rigid allocation formula in setting our executive compensation, and we may make adjustments to this approach for various positions after giving due consideration to prevailing circumstances, the individuals involved and their responsibilities and performance.

The table below sets forth for each of our NEOs the applicable percentage of his total salary and non-equity incentive plan compensation in 2011 represented by fixed and variable components of his compensation:

	Percentage of 2011 Salary and Incentive Compensation
Name	Fixed	Variable
Robert A. Mariano	55%	45%
Darren W. Karst	55%	45%
Donald S. Rosanova	62%	38%
John W. Boyle	71%	29%
Donald G. Fitzgerald	71%	29%

Base Salary

We provide a base salary to each of our NEOs which is intended to reflect the scope of their responsibilities, individual performance, labor market conditions and competitive market salary levels. The base salaries for our NEOs in 2011 were established by our compensation committee, based in large part on the salaries established for these persons when they were hired or promoted. Base salaries are reviewed annually and may be adjusted from time to time based on performance, changes in responsibilities and overall budget considerations.

The compensation committee authorized an increase in the base salaries for our NEOs other than Mr. Mariano, effective April 2011, in reflection of improving economic conditions, and the table below sets forth the current base salaries for each of our NEOs:

Name	2011 Base Salary	Approximate Percentage Increase Compared to 2010
Robert A. Mariano	$875,500	0.0%
Darren W. Karst	664,144	4.0%
Donald S. Rosanova	483,431	5.0%
John W. Boyle	375,025	7.2%
Donald G. Fitzgerald	375,025	7.2%

In the future, we expect that salaries for our NEOs will be reviewed annually, as well as at the time of a promotion or other change in level of responsibilities, or when competitive circumstances or business needs may require. As noted above, we expect that the compensation committee will recommend a compensation package that is consistent with our compensation philosophy.

Performance-based Cash Incentives

We pay performance-based cash incentives in order to align the compensation of our employees, including our NEOs, with our short-term operational and performance goals and to provide near-term rewards for employees to meet these goals. Our short-term, performance-based executive bonus plan provides for incentive payments for each fiscal year. These incentive payments are intended to motivate our employees to work effectively to achieve financial performance and reward them when these objectives are met. Each participant’s target bonus amount is expressed as a percentage of base salary (the “Target Bonus”). The compensation committee sets performance ranges (which we refer to as “bandwidths”) centered on targets for total company net sales and total company Adjusted EBITDA to help determine what percentage of the Target Bonus should be paid out to each NEO. The targets and bandwidths are based on our operating plan for the fiscal year and are designed to achieve our objectives for sustainable, dependable growth.

The actual percent of the Target Bonus paid to our NEOs each year can range from 0% to 100% of the target opportunity, based upon corporate performance against net sales and Adjusted EBITDA targets. Net sales are weighted 25% and Adjusted EBITDA is weighted 75%. The compensation committee and management believe that by using these metrics we are encouraging profitable top line growth and cash generation for stockholders.

2011 Bonus

For 2011, the corporate target performance goal for net sales was $3.857 billion and for Adjusted EBITDA was $235.1 million. The actual payout multiplier applied for each metric is calculated based on how 2011 results compare to each target performance goal. Additionally, the compensation committee may consider adjustments consistent with our overall compensation philosophy such as adjustments made to ensure that compensation is competitive with the market, payouts are properly aligned with our performance and management operates the business to drive long-term sustainable growth. For 2011, our corporate performance met the initial Adjusted EBITDA threshold of being greater than 2010 performance. However, we missed our net sales target by 0.4% and our Adjusted EBITDA target by 9.5%. Based on these results discussed above, and exercising its judgment-based methodology, the compensation committee determined that approximately 80.2% of the Target Bonus would be paid out to our NEOs

The following table shows each NEO’s potential bonus payment as a percentage of 2011 base salary and his actual bonus payment in absolute terms and as a percentage of 2011 base salary.

Name	Potential Bonus Payment as Percentage of Salary	Actual Bonus Payment as Percentage of Salary	Actual Bonus Payment
Robert A. Mariano	100%	80.2%	$702,309
Darren W. Karst	100%	80.2%	532,763
Donald S. Rosanova	75%	60.2%	290,849
John W. Boyle	50%	40.1%	150,419
Donald G. Fitzgerald	50%	40.1%	150,419

2012 Bonus

The following table shows each NEO’s performance-based cash incentive targets as a percentage of base salary for 2012. For 2012, we are again using total company net sales and total company Adjusted EBITDA as the financial objectives for the plan. We have chosen not to disclose the specific net sales and Adjusted EBITDA targets for 2012 because we believe such disclosure would result in serious competitive harm and be detrimental to our operating performance. Our 2012 goals are intended to be realistic and reasonable, but challenging in order to drive performance:

Name	Potential Bonus Payment as Percentage of Salary
Robert A. Mariano	100%
Darren W. Karst	100%
Donald S. Rosanova	75%
John W. Boyle	50%
Donald G. Fitzgerald	50%

Although net sales and Adjusted EBITDA were used as financial measures for 2011 and will be used as the financial measures for 2012, the compensation committee may use other objective financial performance indicators for the plan in the future, including, without limitation, the price of our common stock, stockholder return, return on equity, return on investment, return on capital, sales productivity, same-store sales growth, economic value added, operating income, gross margin, sales, cash flow, earnings per share or market share.

Additional Executive Benefits

We provide our NEOs with benefits that our board of directors believes are reasonable and in the best interests of our company and our stockholders. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our NEOs, including retirement plans, life insurance benefits, paid vacation and other benefits described below. The compensation committee, in its discretion, may revise, amend or add to an officer’s benefits if it deems it advisable. We believe these benefits are generally equivalent to benefits provided by comparable companies.

Retirement Plan Benefits. We sponsor a 401(k) defined-contribution plan, or the “401(k) Plan” covering substantially all eligible employees, including our NEOs. Employee contributions to the 401(k) Plan are voluntary. Contributions by participants are limited to their annual tax deferred contribution limited by the Internal Revenue Service. We contribute an amount equal to 100% of the first 3% of the eligible compensation deferred by a participant and 50% of the next 2% of the eligible compensation deferred by a participant.

Health and Welfare Benefits. We offer medical, dental, vision, life insurance, short-term and long-term disability insurance and accidental death and dismemberment insurance for all eligible employees, including our NEOs.

Equity Incentives. In connection with the completion of our IPO, we adopted a 2012 Incentive Compensation Plan. For more information on the 2012 Incentive Compensation Plan, see ‘“2012 Incentive Compensation Plan.” Upon completion of our IPO, we awarded shares of restricted stock to each of our NEOs (Mr. Mariano (235,851 shares), Mr. Karst (103,431 shares), Mr. Rosanova (75,287 shares), Mr. Boyle (33,695 shares), and Mr. Fitzgerald (33,695 shares)) under the 2012 Incentive Compensation Plan. Most of the senior members of our management team participated in our June 2002 acquisition led by Willis Stein and, until the IPO, we have not made any periodic awards of additional equity incentives to our employees. Going forward as a public company, we intend to use the 2012 Incentive Compensation Plan to provide equity incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them a proprietary interest in our long-term success or compensation based on their performance in fulfilling their responsibilities to our company.

Accounting and Tax Considerations

In determining which elements of compensation are to be paid, and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) generally limits the deductibility of compensation paid to our NEOs to $1 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). However, under a Section 162(m) transition rule for compensation plans or agreements of corporations which are privately held and which become publicly held in an initial public offering, compensation paid under a plan or agreement that existed prior to the initial public offering will not be subject to Section 162(m) until the earlier of (1) the expiration of the plan or agreement; (2) a material modification of the plan or agreement; (3) the issuance of all employer stock and other compensation that has been allocated under the plan; or (4) the first meeting of stockholders at which directors are to be elected that occurs after the close of the third calendar year following the year of the initial public offering, or the “Transition Date.” After the Transition Date, rights or awards granted under the plan, will not qualify as “performance-based compensation” for purposes of Section 162(m) unless such rights or awards are granted or vest upon pre-established objective performance goals, the material terms of which are disclosed to and approved by our stockholders.

Our compensation program is intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests. Consequently, we may rely on the exemption from Section 162(m) afforded to us by the transition rule described above for compensation paid pursuant to our pre-existing plans.

Many other Code provisions, SEC regulations and accounting rules affect the payment of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient, effective and in full compliance with these requirements.

Recoupment Policy

Upon the consummation of our IPO, we became subject to the recoupment requirements under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable laws. We have a recoupment policy to adjust or recover bonuses or incentive compensation paid to executive officers where such bonuses or payments were based on financial statements that were subsequently restated or otherwise amended in a manner that would have reduced the size of such bonuses or payments.

Summary Compensation Table

The following table shows the compensation earned by our NEOs during Fiscal 2010 and Fiscal 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Robert A. Mariano	2011	875,500	—		—	—	702,309	—	45,464	1,623,273
Chairman, President and Chief Executive Officer	2010	875,500	—		—	—	504,671	—	44,384	1,424,555

Darren W. Karst	2011	657,758	—		—	—	532,763	—	29,277	1,219,798
Executive Vice President and Chief Financial Officer	2010	638,600	—		—	—	379,156	—	29,170	1,046,926

Donald S. Rosanova	2011	477,676	—		—	—	290,849	—	29,145	797,670
Executive Vice President— Operations	2010	460,410	—		—	—	205,019	—	28,632	694,061

John W. Boyle	2011	368,769	—		—	—	150,419	—	23,143	542,331
Group Vice President— Store Operations	2010	350,000	—		—	—	103,903	—	22,621	476,524

Donald G. Fitzgerald	2011	368,769	180,811	(1)	—	—	150,419	—	19,345	719,344
Group Vice President— Merchandising and Procurement	2010	350,000	—		—	—	103,903	—	16,146	470,049

(1)	On March 26, 2012, the Compensation Committee approved a discretionary bonus to be paid to Mr. Fitzgerald in the amount of $180,811 to compensate him for the income taxes due on capital gains recognized related to the cancellation of his remaining loans on November 30, 2011 in exchange for our repurchase of common stock originally purchased with the associated loan proceeds.
(2)	All other compensation is itemized in the table set forth below.

Name	Year	Executive Life & Insurance ($) (a)	Personal Use of Company Car ($) (b)	401 (k) Company Match ($) (c)	Total ($)
Robert A. Mariano	2011	20,353	25,111	—	45,464
	2010	19,273	25,111	—	44,384

Darren W. Karst	2011	7,009	12,468	9,800	29,277
	2010	6,712	12,658	9,800	29,170

Donald S. Rosanova	2011	15,486	3,859	9,800	29,145
	2010	14,746	4,086	9,800	28,632

John W. Boyle	2011	5,556	7,787	9,800	23,143
	2010	5,351	7,470	9,800	22,621

Donald G. Fitzgerald	2011	5,600	13,745	—	19,345
	2010	5,430	10,716	—	16,146

(a)	Amounts represent the annual premiums paid by the company for executive life and disability insurance.

(b)	Amounts include the personal use of a company car, which is calculated by allocating the costs of operating the car between personal and business use, on the basis of miles driven for personal use to total miles driven.
(c)	Amounts represent the annual 401(k) company contribution after refunds and forfeitures.

Grants of Plan-based Awards

During fiscal 2011, each of our NEOs participated in the 2011 Executive Bonus Plan and was eligible for the awards set forth under “Payouts Under Non-Equity Incentive Plan Awards” below. The actual payout for the NEOs is set forth above under the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For a detailed discussion of our 2011 Executive Bonus Plan, refer to “Compensation Discussion and Analysis—Elements of Compensation—Performance based Cash Incentives.”

We did not make any grants of stock options or restricted stock to our NEOs during fiscal year 2011.

	Grant Date	Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated potential payouts under equity incentive plan awards			All other stock awards: number of shares or stock units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($)	Grant date fair value of stock and award options ($)
Name		Threshold ($) (2)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Robert A. Mariano	—	—	875,500	875,500	—	—	—	—	—	—	—
Darren W. Karst	—	—	664,144	664,144	—	—	—	—	—	—	—
Donald S. Rosanova	—	—	362,573	362,573	—	—	—	—	—	—	—
John W. Boyle	—	—	187,513	187,513	—	—	—	—	—	—	—
Donald G. Fitzgerald	—	—	187,513	187,513	—	—	—	—	—	—	—

(1)	Payouts under the non-equity incentive plans are reported in the Summary Compensation Table under the heading Non-Equity Incentive Plan Compensation.
(2)	No bonus amounts are earned if the fiscal year’s Adjusted EBITDA was less than or equal to the prior year’s Adjusted EBITDA.

Outstanding Equity Awards at Fiscal Year-end

There were no option awards outstanding held by our NEOs as of December 31, 2011.

Option Exercises and Stock Vested

There were no option awards exercised by any of our NEOs during fiscal 2011, and none of our NEOs hold any other stock awards, including any that vested during fiscal 2011.

Restricted Stock Unit Exercises and Shares Vested

None of our NEOs held any restricted stock awards or other stock awards, including any that vested, during fiscal 2011.

Pension Benefits

We did not sponsor any qualified or nonqualified defined benefit plans for our NEOs during fiscal 2011. Our board of directors or compensation committee may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interest.

Deferred Compensation

We do not currently provide any deferred compensation program or benefits but may elect to do so in the future.

Employment Agreements

Robert A. Mariano. In connection with the completion of our IPO, we entered into an Employment Agreement with Mr. Mariano that became effective upon the completion of our IPO, which governs the terms of Mr. Mariano’s employment with us. In his Employment Agreement, Mr. Mariano agreed to serve as the chairman of our board of directors, Chief Executive Officer and President until he resigns or until we terminate his employment. While employed by us, Mr. Mariano will receive an annual base salary of $875,500, subject to increase by our board of directors. Mr. Mariano is also eligible for a bonus of up to 100% of his base salary based upon the achievement of certain financial goals and he is entitled to customary benefits for which our senior executives are generally eligible. Mr. Mariano’s employment will continue until his death or incapacity, termination, with or without cause, or his resignation for any reason. Mr. Mariano’s Employment Agreement also contains, among other customary provisions, terms regarding severance and noncompetition provisions, which remain in effect for two (2) years after his termination of employment.

The term of the Employment Agreement extends until the third anniversary of the completion of our IPO, subject to automatic renewal for additional one-year periods unless either party gives advance notice of the intent to not renew.

The amount of severance to which Mr. Mariano may be entitled upon his termination by the Company without “cause,” if he terminates his employment for “good reason” (each as defined in the Employment Agreement), or if the Company does not renew the Employment Agreement, is: (i) severance equal to two (2) times the sum of his annual base salary and target bonus, paid over the course of twenty-four (24) months, plus a pro-rated portion of any salary bonus that may be due for the year of termination and (ii) continued participation in our group health plan for eighteen (18) months. In the event Mr. Mariano’s termination for these reasons occurs within twenty-four (24) months following a change of control (as defined in the Employment Agreement), the multiple described in (i) above is increased to two and a half (2.5) and paid in a lump sum, and he will additionally be entitled to health coverage until the earlier of (i) his attaining the age of 65 or (ii) his employment with another company offering comparable health benefits. Mr. Mariano will be responsible for 50% of the cost of such health coverage.

The severance is conditioned upon Mr. Mariano signing a general release within 45 days following any such termination. In the event that any amounts payable in connection with a change in control constitute “parachute payments” for purposes of Section 280G of the Code and such amounts exceed more than 110% of the maximum amount that may be paid pursuant to Section 280G without causing the excise tax thereunder to apply, Mr. Mariano would be entitled to a tax “gross-up” for such amounts. The Employment Agreement includes a recoupment provision granting us the right to recoup any portion of an incentive compensation award granted to Mr. Mariano, subject to specified conditions.

Darren W. Karst. We also entered into a new Employment Agreement with Mr. Karst that became effective upon the completion of our IPO, on substantially similar terms to those contained in Mr. Mariano’s Employment Agreement, except that his base salary was set at his current rate of $664,144, subject to increase by our board of directors.

Potential Payments Upon Termination and Change in Control

In the event we had terminated the employment of Messrs. Mariano and Karst prior to the IPO, they would have received the amounts and benefits specific in their employment agreements in effect at that the time and as disclosed in the table below.

Messrs. Mariano, Karst, Rosanova, Fitzgerald and Boyle were also party to our previous severance plan. The table below summarizes the compensation payable to each of our NEOs in the event that, prior to our IPO, we terminated their employment with us without cause or the officer resigned for good reason. Under that severance plan, if an executive was terminated without good cause within one year of, or substantially concurrently with, a change of control, the executive was entitled to: (i) severance equal to one year base salary, or such other salary termination period determined by our board of directors when the executive was designated a participant in the severance plan, payable in periodic intervals in accordance with the regular payroll schedule and (ii) continuation of health insurance benefits during the salary continuation period. This severance plan did not provide for the payment of any benefits in the event of death or disability.

Prior to the IPO, in the event we terminated Mr. Mariano’s or Mr. Karst’s employment without “cause” or Mr. Mariano or Mr. Karst terminated his respective employment for “good reason” (each as defined in their previous employment agreements), then Mr. Mariano or Mr. Karst were entitled to: (i) severance equal to one year of his base salary and a prorated portion of any bonus due and (ii) continuation of health insurance benefits for one year, in each case conditioned upon the executive signing a general release within 21 days after his termination date.

The table below reflects amounts that would have been payable to each of our NEOs assuming their employment was terminated on December 31, 2011. The information assumes that the NEO executed a general release of claims against us within 21 days of his termination date.

Name	Benefit	Termination Without Cause or for Good Reason ($)	Termination Without Cause Following Change in Control ($)
Robert A. Mariano	Base salary continuation	875,500	875,500
	Bonus (1)	702,309	702,309
	Continuation of benefits (2)	15,173	21,303
Darren W. Karst	Base salary continuation	664,144	664,144
	Bonus (1)	532,763	532,763
	Continuation of benefits (2)	15,173	67,844
Donald S. Rosanova	Base salary continuation	—	483,431
	Bonus	—	—
	Continuation of benefits (3)	—	15,173
John W. Boyle	Base salary continuation	—	375,025
	Bonus	—	—
	Continuation of benefits (3)	—	15,173
Donald G. Fitzgerald	Base salary continuation	—	375,025
	Bonus	—	—
	Continuation of benefits (3)	—	15,173

(1)	In the event of termination without cause or for good reason, Messrs. Mariano and Karst were entitled, under their executive agreements which have been replaced by their new Employment Agreements subsequent to the IPO, to receive a pro rata annual bonus for the fiscal year during which the termination occurs.
(2)

For termination without cause or for good reason, these represent estimates for the continuation of health insurance for one year following the executive’s termination without cause. For termination without cause following a change in control, these represent 50% of the estimated present value of payments for the continuation of health insurance following the executive’s termination until the executive’s 65th birthday. The executive agreements for Messrs. Mariano and Karst provided that in the event of a change of control, they were entitled to health benefits until they attain the age of 65 or became employed with another company offering substantially similar health benefits to the executive, but the executive would have been responsible for 50% of the cost of such benefits.
(3)	Represent estimates for the continuation of health insurance for one year following the executive’s termination.

In connection with our IPO, we adopted a new severance plan, which provides different amounts of severance depending upon the participant’s position and whether or not the termination occurs within two years following a change in control. In the event that a class A participant (including Messrs. Rosanova, Boyle and Fitzgerald) is terminated without good cause (as defined below) or for good reason other than within the two-year period following a change of control (as defined in the severance plan), they are entitled to a severance amount equal to the sum of their base salary and target bonus paid pro-rata on a monthly basis for a period of one year following the termination, but if such termination occurs within twenty-four (24) months following a change of control, that amount shall be a lump-sum payment and is increased to one and a half (1.5) times such amount.

Class B participants are not entitled to any severance unless they are terminated without good cause or for good reason within twenty-four (24) months following a change in control, and following such termination, they are entitled to a lump sum amount equal to their annual base salary.

Regardless of the participant’s class, following any of the severance events described above, they are entitled to a pro-rated bonus for the year of termination and continued participation in our group health plan for the one-year period following termination.

The table below reflects amounts that would have been payable to each of our NEOs assuming their employment was terminated on February 13, 2012, subsequent to our IPO. The information assumes that the NEO executed a general release of claims against us within 45 days in the case of Messrs. Mariano and Karst, and within 60 days in the case of Messrs. Rosanova, Boyle, and Fitzgerald, of his termination date.

Name	Benefit	Termination Without Cause or for Good Reason ($)	Termination Without Cause Following Change in Control ($)
Robert A. Mariano	Base salary continuation	1,751,000	2,188,750
	Bonus	1,751,000	2,188,750
	Continuation of benefits (1)	22,760	21,303
Darren W. Karst	Base salary continuation	1,328,288	1,660,360
	Bonus	1,328,288	1,660,360
	Continuation of benefits (1)	22,760	67,844
Donald S. Rosanova	Base salary continuation	483,431	725,147
	Bonus	362,573	543,860
	Continuation of benefits (2)	15,173	15,173
John W. Boyle	Base salary continuation	375,025	562,538
	Bonus	187,513	281,270
	Continuation of benefits (2)	15,173	15,173
Donald G. Fitzgerald	Base salary continuation	375,025	562,538
	Bonus	187,513	281,270
	Continuation of benefits (2)	15,173	15,173

(1)

For termination without cause or for good reason, these represent estimates for the continuation of health insurance for 18 months following the executive’s termination. For termination without cause or for good reason following a change in control, these represent 50% of the estimated present value of payments for the continuation of health insurance following the executive’s termination until the executive’s 65th birthday.

The employment agreements for Messrs. Mariano and Karst provide that in the event of a change of control, they will be entitled to health benefits until they attain the age of 65 or become employed with another company offering substantially similar health benefits to the executive but the executive will be responsible for 50% of the cost of such health benefits.
(2)	Represent estimates for the continuation of health insurance for one year following the executive’s termination.

Under the severance plan, “good cause” means: (i) the commission by the executive of a felony or crime involving moral turpitude or the commission of any other act or omission involve dishonesty or fraud with respect to the company or any of its customers or suppliers; (ii) conduct on the part of the executive that brings us into public disgrace or disrepute in any material respect; (iii) the executive’s gross negligence or willful misconduct in the performance of his or her duties and responsibilities of the company; (iv) the failure of the executive to carry out the duties and responsibilities of his or her office or position, or to follow a specific and lawful directive of the board of directors or an officer to whom the executive reports; (v) the executive’s willful disclosure of material confidential information or trade secrets of the company to or for the benefit of a competitor of the company, to the extent such information was not available publicly; or (vi) any intentional misrepresentation by the executive to the board of directors or to an officer of the company to whom the executive reports. For the purposes of the preceding definition, no act, failure to act, or omission on the part of the participant will be deemed to have been “willful” or “intentional” if done or omitted to be done in good faith and in reasonable belief that it was in or not opposed to the best interests of the company.

2012 Incentive Compensation Plan

In connection with our IPO, we adopted the 2012 Incentive Compensation Plan effective February 8, 2012. The 2012 Incentive Compensation Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, will be eligible for grants under the 2012 Incentive Compensation Plan. The purpose of the 2012 Incentive Compensation Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them a proprietary interest in our long-term success or compensation based on their performance in fulfilling their responsibilities to our company. For further information about the 2012 Incentive Compensation Plan, we refer you to the complete copy of the 2012 Incentive Compensation Plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Administration. The 2012 Incentive Compensation Plan is administered by a committee designated by our board of directors. Among the committee’s powers will be to determine the form, amount and other terms and conditions of awards; clarify, construe or resolve any ambiguity in any provision of the 2012 Incentive Compensation Plan or any award agreement; amend the terms of outstanding awards; and adopt such rules, forms, instruments and guidelines for administering the 2012 Incentive Compensation Plan as it deems necessary or proper. The committee has authority to administer and interpret the 2012 Incentive Compensation Plan, to grant discretionary awards under the 2012 Incentive Compensation Plan, to determine the persons to whom awards will be granted, to determine the types of awards to be granted, to determine the terms and conditions of each award, to determine the number of shares of common stock to be covered by each award, to make all other determinations in connection with the 2012 Incentive Compensation Plan and the awards thereunder as the committee deems necessary or desirable and to delegate authority under the 2012 Incentive Compensation Plan to our executive officers.

Available Shares. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2012 Incentive Compensation Plan or with respect to which awards may be granted may not exceed 5,656,563 shares. The number of shares available for issuance under the 2012 Incentive Compensation Plan may be subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of our common stock. In the event of any of these occurrences, we may make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the plan. The shares available for issuance under the plan may be, in whole or in part, either authorized and unissued shares of our common stock or shares of common stock held in or acquired for our treasury. In general, if awards under the 2012 Incentive Compensation Plan are for any reason cancelled, or expire or terminate unexercised, or if the shares are not issued by reason of the company withholding shares upon exercise of a stock option in payment of the exercise price, or withholding shares in satisfaction of withholding tax, such shares may again be available for the grant of awards under the 2012 Incentive Compensation Plan.

Eligibility for Participation. Members of our board of directors, as well as employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to receive awards under the 2012 Incentive Compensation Plan.

Award Agreement. Awards granted under the 2012 Incentive Compensation Plan will be evidenced by award agreements, which need not be identical, that provide additional terms, conditions, restrictions or limitations covering the grant of the award, including, without limitation, additional terms providing for the acceleration of exercisability or vesting of awards in the event of a change of control or conditions regarding the participant’s employment, as determined by the committee.

Stock Options. The committee may grant incentive stock options to purchase shares of our common stock only to eligible employees. The committee may grant nonqualified stock options to eligible employees, consultants or non-employee directors. The committee will determine the number of shares of our common stock subject to each option, the term of each option, which may not exceed ten years, or five years in the case of an incentive stock option granted to a 10% or greater stockholder, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option or nonqualified stock option may have an exercise price less than the fair market value of a share of our common stock at the time of grant or, in the case of an incentive stock option granted to a 10% or greater stockholder, 110% of such share’s fair market value. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the committee at grant and the exercisability of such options may be accelerated by the committee.

Stock Appreciation Rights. The committee may grant stock appreciation rights (“SARs”) either with a stock option, which may be exercised only at such times and to the extent the related option is exercisable (“Tandem SAR”) or independent of a stock option (“Non-Tandem SAR”). A SAR is a right to receive a payment in shares of our common stock or cash, as determined by the committee, equal in value to the excess of the fair market value of one share of our common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The term of each SAR may not exceed ten years. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of our common stock on the date of grant in the case of a Non-Tandem SAR. The committee may also grant limited SARs, either as Tandem SARs or Non-Tandem SARs, which may become exercisable only upon the occurrence of a change in control, as defined in the 2012 Incentive Compensation Plan, or such other event as the committee may designate at the time of grant or thereafter.

Restricted Stock. The committee may award shares of restricted stock. Except as otherwise provided by the committee upon the award of restricted stock, the recipient generally will have the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of shares of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s restricted stock agreement. The committee may determine at the time of award that the payment of dividends, if any, will be deferred until the expiration of the applicable restriction period.

Recipients of restricted stock will be required to enter into a restricted stock agreement with us that states the restrictions to which the shares are subject, which may include satisfaction of pre-established performance goals, and the criteria or date or dates on which such restrictions will lapse.

If the grant of restricted stock or the lapse of the relevant restrictions is based on the attainment of performance goals, the committee will establish for each recipient the applicable performance goals, formulae or standards and the applicable vesting percentages with reference to the attainment of such goals or satisfaction of such formulae or standards while the outcome of the performance goals are substantially uncertain. Such performance goals may incorporate provisions for disregarding, or adjusting for, changes in accounting methods, corporate transactions, including, without limitation, dispositions and acquisitions, and other similar events or circumstances. Section 162(m) of the Code, as amended, requires that performance awards be based upon objective performance measures. The performance goals for performance-based restricted stock will be based on one or more of the objective criteria set forth on Exhibit A to the 2012 Incentive Compensation Plan and are discussed in general below.

Other Stock-Based Awards. The committee may, subject to limitations under applicable law, make a grant of such other stock-based awards, including, without limitation, performance units, dividend equivalent units, stock equivalent units, restricted stock and deferred stock units under the 2012 Incentive Compensation Plan that are payable in cash or denominated or payable in or valued by shares of our common stock or factors that influence the value of such shares. The committee may determine the terms and conditions of any such other awards, which may include the achievement of certain minimum performance goals for purposes of compliance with Section 162(m) of the Code and a minimum vesting period. The performance goals for performance-based-other stock-based awards will be based on one or more of the objective criteria set forth on Exhibit A to the 2012 Incentive Compensation Plan and discussed in general below.

Other Cash-Based Awards. The committee may grant awards payable in cash. Cash-based awards shall be in such form, and dependent on such conditions, as the committee shall determine, including, without limitation, being subject to the satisfaction of vesting conditions or awarded purely as a bonus and not subject to restrictions or conditions. If a cash-based award is subject to vesting conditions, the committee may accelerate the vesting of such award in its discretion.

Performance Awards. The committee may grant a performance award to a participant payable upon the attainment of specific performance goals. The committee may grant performance awards that are intended to qualify as performance-based compensation under Section 162(m) of the Code as well as performance awards that are not intended to qualify as performance-based compensation under Section 162(m) of the Code. If the performance award is payable in cash, it may be paid upon the attainment of the relevant performance goals either in cash or in shares of restricted stock, based on the then current fair market value of such shares, as determined by the committee. Based on service, performance or other factors or criteria, the committee may, at or after grant, accelerate the vesting of all or any part of any performance award.

Performance Goals. The committee may grant awards of restricted stock, performance awards, and other stock-based awards that are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code. These awards may be granted, vest and be paid based on attainment of specified performance goals established by the committee. These performance goals may be based on the attainment of a certain target level of, or a specified increase or decrease in, one or more of the following measures selected by the committee: (1) earnings per share; (2) operating income; (3) gross income; (4) net income, before or after taxes; (5) cash flow; (6) gross profit; (7) gross profit return on investment; (8) gross margin return on investment; (9) gross margin; (10) operating margin; (11) working capital; (12) earnings before interest and taxes; (13) earnings before interest, tax, depreciation and amortization; (14) return on equity; (15) return on assets; (16) return on capital; (17) return on invested capital; (18) net revenues; (19) gross revenues; (20) revenue growth, as to either gross or net revenues; (21) annual recurring net or gross revenues; (22) recurring net or gross revenues; (23) license revenues; (24) sales or market share; (25) total shareholder return;(26) economic value added; (27) specified objectives with regard to limiting the level of increase in all or a portion of our bank debt or other long-term or short-term public or private debt or other similar financial obligations, which may be calculated net of cash balances and other offsets and adjustments as may be established by the committee; (28) fair market value of a share of common stock; (29) the growth in the value of an investment in the common stock assuming the reinvestment of dividends; (30) reduction in operating expenses; or (31) other objective criteria determined by the committee.

To the extent permitted by law, the committee may also exclude the impact of an event or occurrence which the committee determines should be appropriately excluded, such as (1) restructurings, discontinued operations, extraordinary items and other unusual or non-recurring charges; (2) an event either not directly related to our operations or not within the reasonable control of management; or (3) a change in tax law or accounting standards required by generally accepted accounting principles.

Performance goals may also be based on an individual participant’s performance goals, as determined by the committee. In addition, all performance goals may be based upon the attainment of specified levels of our performance, or the performance of a subsidiary, division or other operational unit, under one or more of the measures described above relative to the performance of other corporations. The committee may designate additional business criteria on which the performance goals may be based or adjust, modify or amend those criteria.

Change in Control. In connection with a change in control, as defined in the 2012 Incentive Compensation Plan, the committee may accelerate vesting of outstanding awards under the 2012 Incentive Compensation Plan. In addition, such awards may be, in the discretion of the committee, (1) assumed and continued or substituted in accordance with applicable law; (2) purchased by us for an amount equal to the excess of the price of a share of our common stock paid in a change in control over the exercise price of the awards; or (3) cancelled if the price of a share of our common stock paid in a change in control is less than the exercise price of the award. The committee may also provide for accelerated vesting or lapse of restrictions of an award at any time.

Stockholder Rights. Except as otherwise provided in the applicable award agreement, and with respect to an award of restricted stock, a participant will have no rights as a stockholder with respect to shares of our common stock covered by any award until the participant becomes the record holder of such shares.

Amendment and Termination. Notwithstanding any other provision of the 2012 Incentive Compensation Plan, our board of directors may at any time amend any or all of the provisions of the 2012 Incentive Compensation Plan, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the 2012 Incentive Compensation Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be adversely affected without the consent of such participant.

Transferability. Awards granted under the 2012 Incentive Compensation Plan generally will be nontransferable, other than by will or the laws of descent and distribution, or pursuant to the terms of an award agreement, except that the committee may provide for the transferability of nonqualified stock options at the time of grant or thereafter to certain family members.

Recoupment of Awards. The 2012 Incentive Compensation Plan provides that awards granted under the 2012 Incentive Compensation Plan are subject to any recoupment policy we may have in place or any obligation that we may have regarding the clawback of “incentive-based compensation” under the Exchange Act or under any applicable rules and regulations promulgated by the SEC.

Effective Date. The effective date of the 2012 Incentive Compensation Plan was February 8, 2012.

Director Compensation

The following table sets forth the annual compensation that we paid the non-employee directors of our principal operating subsidiary in 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeffrey D. Beyer (1)	—	—	—	—	—	—		—
Ralph W. Drayer	30,000	—	—	—	—	—		30,000
Steven L. Harper (2)	50,000	—	—	—	—	344,943	(4)	394,943
Christopher F. Larson	—	—	—	—	—	—		—
J. Landis Martin (3)	30,000	—	—	—	—	—		30,000
Avy H. Stein	—	—	—	—	—	—		—
John R. Willis	—	—	—	—	—	—		—

(1)	Mr. Beyer resigned as a director effective November 15, 2011.
(2)	Mr. Harper resigned as a director effective December 16, 2011.
(3)	Mr. Martin resigned as a director effective December 1, 2011.
(4)	Represents $270,000 of fees paid under a consulting agreement and $74,943 for the forgiveness of principal on Mr. Harper’s shareholder note in 2011. See “Certain Relationships and Related Party Transactions—Other Transactions and Agreements—Harper Consulting Agreements” and “Certain Relationships and Related Party Transactions—Loans to Directors and Executive Officers.”

Prior to our IPO, the fees earned by our outside directors were determined according to the rate customarily paid to outside directors of Willis Stein portfolio companies at the time such directors joined our board.

We adopted a compensation policy with respect to our directors in contemplation of the completion of our IPO. All members of our board of directors that are not employed by the Company or one of its subsidiaries will be entitled to receive compensation for their services to the board of directors and related committees pursuant to the policy described below.

Description	Amount
Annual retainer	$50,000
Committee member meeting fees	$1,500 per meeting for membership on the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee
Additional retainer for chair of committee	$10,000 for Audit Committee; $7,750 for Compensation Committee or Nominating and Corporate Governance Committee
Additional retainer for lead director	$30,000

All directors are entitled to be reimbursed for their reasonable expenses to attend meetings of our board and related committees and otherwise attend to our business. In addition, our non-employee directors are entitled to the following equity awards:

Initial Restricted Stock Grant. Messrs. Drayer, Larson, Stein and Willis each received a grant of 8,984 shares of restricted common stock upon completion of our IPO. These shares of restricted common stock will vest on the first anniversary of the grant date.

Annual Restricted Stock Grant. On an annual basis, each of our non-employee directors then in office will receive a grant of $75,000 worth of restricted common stock. These shares of restricted common stock will vest on the first anniversary of the grant date.

All of our non-employee directors are expected to comply with stock ownership guidelines, under which they are expected to hold at least four times the annual cash retainer ($200,000—four times the $50,000 annual retainer) in stock or stock equivalents, subject to a five-year phase-in period following our IPO or from the date of appointment for newly-elected directors.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2012 (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director or nominee of the Company; (iii) by each named executive officer of the Company set forth in the Summary Compensation Table below; and (iv) by all directors and executive officers of the Company as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Roundy’s Supermarkets, Inc., 875 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

	Shares of Common Stock Beneficially Owned
Name	Number	%
5% Stockholders:
Funds managed by affiliates of Willis Stien (1)(2)	14,812,533	32.5%
Named Executive Officers and Directors:
Robert A. Mariano (2)(3)	1,142,252	2.5%
Darren W. Karst (2)(4)	556,632	1.2%
Donald S. Rosanova (2)	188,012	*
John W. Boyle (2)	146,420	*
Donald G. Fitzgerald (2)	74,099	*
Ralph W. Drayer	41,900	*
Christopher F. Larson (5)(6)	14,821,517	32.5%
Avy H. Stein (5)(7)	14,821,517	32.5%
John R. Willis (5)(8)	14,821,517	32.5%
All executive officers and directors as a group (16 persons)	2,612,227	5.7%

*—Indicates	less than 1%

(1)

Represents 13,857,853 shares held directly by Willis Stein & Partners III, L.P. (“Fund III”), 417,255 shares held directly by Willis Stein & Partners Dutch III-A, L.P. (“Dutch III-A”), 417,255 shares held directly by Willis Stein & Partners Dutch III-B, L.P. (“Dutch III-B”), and 120,170 shares held directly by Willis Stein & Partners III-C, L.P. (“Fund III-C” and, together with Fund III, Dutch III-A, Dutch III-B, the “Willis Stein Funds”). Willis Stein & Partners Management III, L.P. (the “Fund III General Partner”) is the sole general partner of each of Fund III, Dutch III-A, Dutch III-B and Fund III-C, and Willis Stein & Partners

Management III, LLC (“Management III”), is the sole general partner of the Fund III General Partner. John R. Willis and Avy H. Stein (collectively, the “Managing Partners”) are the Managing Partners of Management III. Neither of the Managing Partners, acting alone, has voting or dispositive authority over any shares. Each of the Willis Stein Funds, the Fund III General Partner, Management III and the Managing Partners expressly disclaim beneficial ownership of any securities in which they do not have a pecuniary interest. The address of each of the Willis Stein Funds, the Fund III General Partner, Management III and the Managing Partners is 1 North Wacker Drive, Suite 4800, Chicago, Illinois 60606.
(2)	The Willis Stein Funds, Robert A. Mariano, Darren W. Karst, Donald S. Rosanova, John W. Boyle, Donald G. Fitzgerald, Ralph W. Drayer and certain of our other stockholders have entered into an Investor Rights Agreement (as defined within Item 13, “Certain Relationships and Related Transactions and Director Independence—Investor Rights Agreement”) pursuant to which such stockholders have agreed to vote their shares of common stock in the manner in which the funds managed by Willis Stein direct in connection with: (i) election of directors, (ii) approval of any amendment to our certificate of incorporation or bylaws; (iii) any merger, combination, or consolidation of us with any independent third party; (iv) the sale, lease or exchange of all or substantially all of our assets to an independent third party; or (v) any reorganization, liquidation, dissolution, or winding-up of our assets, for a period of one year from the date of our IPO for items (i), (ii) and (v), and two years for items (iii) and (iv); provided, however that these actions shall not have a disproportionately adverse impact on any class of stockholders unless approved by a majority of the stockholders in such class. As a result, Willis Stein will have voting control of approximately 50.8% of our outstanding common stock.
(3)	Represents 235,851 shared held directly by Robert A. Mariano, in his individual capacity, 796,679 shares held directly by the Robert A. Mariano Living Trust and 109,722 shares held directly by the Nina Gianni Mariano Living Trust. Mr. Mariano is the trustee of the Robert A. Mariano Living Trust and has sole voting and investment power with respect to the shares held by the Robert A. Mariano Living Trust. Nina Gianni Mariano is the trustee of the Nina Gianni Mariano Living Trust and has sole voting and investment power with respect to the shares held by the Nina Gianni Mariano Living Trust.
(4)	Represents 446,910 shares held directly by Darren W. Karst, in his individual capacity, and 109,722 shares held directly by the Darren W. Karst 2010 Grantor Retained Annuity Trust (the “Karst Trust”). Mr. Karst is the trustee of the Karst Trust and has sole voting and investment power with respect to the shares held by the Karst Trust.
(5)	Messrs. Stein and Willis are Managing Partners and Mr. Larson is an employee of Willis Stein, an affiliate of the Willis Stein Funds. Messrs. Stein and Willis may be deemed to share voting and dispositive power with respect to the shares owned by the Willis Stein Funds and, as a result, may be deemed to be beneficial owners of such shares. Each of Messrs. Larson, Stein and Willis expressly disclaim beneficial ownership of any securities in which they do not have a pecuniary interest. The business address for each of Messrs. Stein and Willis is 1 North Wacker Drive, Suite 4800, Chicago, Illinois 60606.
(6)	Represents 14,812,533 shares held by the Willis Stein Funds and 8,984 shared held directly by Christopher F. Larson.
(7)	Represents 14,812,533 shares held by the Willis Stein Funds and 8,984 shared held directly by Avy H. Stein.
(8)	Represents 14,812,533 shares held by the Willis Stein Funds and 8,984 shared held directly by John R. Willis.

Equity Compensation Plan Information

At the end of Fiscal 2011 and prior to our IPO, there were no compensation plans under which any of our equity securities were authorized for issuance. In connection with our IPO, we adopted the 2012 Incentive Compensation Plan. The material provisions of the 2012 Incentive Compensation Plan are described further in Item 11, “Executive Compensation—2012 Equity Incentive Compensation Plan.”

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our board of directors currently is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. Our audit committee is responsible for the review, approval and ratification of “related-person transactions” between us and any related person. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than of 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the audit committee will consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to our company;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters the audit committee deems appropriate.

Any member of the audit committee who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction. Other than compensation agreements and other arrangements which are described under “Executive Compensation,” and the transactions described below, since January 1, 2008, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Investor Rights Agreement

We have entered into an Investor Rights Agreement with the Willis Stein Funds, Robert A. Mariano, Darren W. Karst, Donald S. Rosanova, John W. Boyle, Donald G. Fitzgerald, Ralph W. Drayer and certain of our other stockholders pursuant to which we have agreed to extend to such stockholders registration rights, information rights and certain other rights (“Investor Rights Agreement”).

Approved Sale

If the majority WS Stockholder approves (i) any merger, combination, or consolidation of us with any independent third party or (ii) the sale, lease or exchange of all or substantially all of our assets to an independent third party, each other stockholder party to the Investor Rights Agreement will vote for, consent to and will not object or otherwise impede consummation of the approved sale. Any rights and obligations of stockholders under the Investor Rights Agreement related to approved sales will terminate upon the second anniversary of the consummation of our IPO.

Demand Rights

At any time the majority of the WS Stockholders may require that we register their shares under the Securities Act of 1933, as amended (the “Securities Act”). Upon the request for a demand registration, we must notify other stockholders party to the Investor Rights Agreement of the request and give them the opportunity to request that their shares be included in the registration, as described under “Piggyback Rights” below.

We call the right to require us to register shares a “demand registration right” and the resulting registration a “demand registration”. At any time, the WS Stockholders holding at least a majority of the WS Registrable Securities (as defined in the Investor Rights Agreement) may request an unlimited number of long-form registrations on Form S-1 and an unlimited number of short-form registrations on Form S-3. Demand registrations will be short-form registrations whenever we are permitted to use Form S-3.

Piggyback Rights

The stockholders party to the Investor Rights Agreement can request to participate in registrations of any of our securities for sale by us or by a third-party other than in an initial public offering, in a demand registration or in a registration on a Form S-4 or Form S-8 or similar or successor forms. We call this right a “piggyback right” and the resulting registration a “piggyback registration.”

Conditions and Limitations; Expense

The registration rights outlined above are subject to conditions and limitations, including (i) the right of the underwriters to limit the number of shares to be included in a registration statement, (ii) with respect to demand registrations, the right of the initiating stockholders to withdraw the registration statement and (iii) with respect to a piggyback registration, our right to withdraw the registration statement under specified circumstances.

With respect to both demand registrations and piggyback registrations, if the offering is an underwritten offering, the stockholder’s right to include its shares in such registration will be conditioned upon such stockholder’s participation in the underwritten offering and entering into an underwriting agreement with the underwriters.

We are not required to effect a demand registration within six months after the effective date of a previous demand registration. We may also postpone for up to six months the filing or the effectiveness of a registration statement for a demand registration if our board of directors determines that such demand registration would reasonably be expected to have an adverse effect on any proposal or plan by the Company to engage in any acquisition of assets or any merger, consolidation, tender offer or similar transaction. The underwriters in any demand registration will be selected by the holders of a majority of the shares with demand rights that are included in the registration and must be reasonably acceptable to us.

Other than underwriting discounts and commissions, we will pay all registration expenses in connection with a registration, including the expense of a single special counsel to the holders for each registration. In connection with each demand registration and each piggyback registration, we will also reimburse the stockholders for the reasonable fees of each additional counsel retained by the stockholders for the purpose of rendering any legal opinion required by us or underwriters.

Indemnification

We have agreed to indemnify each stockholder party to the Investor Rights Agreement, and their partners, members, managers, officers, directors, stockholders, employees and agents, and any underwriter for such holder, against any losses arising out of (i) any untrue or alleged untrue statement of material fact contained in any registration statement, prospectus or preliminary prospectus or any amendment thereof or supplement thereto, or (ii) any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading, except in so far as the same are caused by or contained in any information furnished in writing to us by or on behalf of such stockholder or by such stockholder’s failure to deliver a copy of the registration statement thereto. Each stockholder has in turn agreed to indemnify us against any losses arising out of any untrue statement or alleged untrue statement of a material fact contained in written information furnished by such holders specifically for use in connection with such registration, or the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

Board of Directors Composition and Other Voting Matters

The Investor Rights Agreement requires each stockholder party thereto, until the first anniversary of the consummation of our IPO, to vote all of his or her shares, and us to take all necessary and desirable actions within our control, in each case so that the authorized number of directors on our board of directors shall be three directors or a greater number as specified by the majority Willis Stein stockholders and so that the board will include our CEO and two persons designated by the majority Willis Stein stockholders. Any vacancy on the board of directors will be filled by a director designated by the majority Willis Stein stockholders. The Investor Rights Agreement also requires each stockholder party thereto, until the first anniversary of the consummation of our IPO, to vote all of his or her shares in the manner in which the majority Willis Stein stockholders direct in connection with: (i) approval of any amendment to our certificate of incorporation or bylaws or (ii) any reorganization, liquidation, dissolution, or winding-up of our assets; provided, however that these actions shall not have a disproportionately adverse impact on any class of stockholders unless approved by a majority of the stockholders in such class.

Loans to Directors and Executive Officers

Since our acquisition by Willis Stein in 2002, we have made loans to all of our executive officers and certain directors to enable them to purchase our common stock. Each of these loans bore interest at 4.74%, except for the loan to Mr. Harper, which bore interest at 6.00%. On April 29, 2010, each of Messrs. Mariano and Karst repaid their outstanding loans, including accrued interest, of $604,749 and $302,375, respectively.

On November 30, 2011, in order to comply with certain provisions of the Sarbanes-Oxley Act, each of the remaining loans was cancelled in exchange for our repurchase of the common stock originally purchased with the associated loan proceeds. The table below summarizes the principal and accrued interest of each of these loans for which the amount involved exceeded $120,000 as of November 30, 2011, and the number of shares repurchased upon cancellation:

Obligor	Principal and Accrued Interest	Number of Shares Repurchased
Mark A. Beaty	$383,630	22,598
Ronald Cooper	1,055,807	62,194
Donald G. Fitzgerald	1,634,765	96,298
Steven L. Harper (1)	573,109	29,345
J. Landis Martin	304,737	17,951
Michael P. Turzenski	325,960	19,201

(1)	For Mr. Harper, we also forgave $74,943 of principal on his loan.

On March 26, 2012, the Compensation Committee approved a discretionary bonus to be paid to Mr. Fitzgerald in the amount of $180,811 to compensate him for the income taxes due on capital gains recognized related to the cancellation of his remaining loans on November 30, 2011 in exchange for our repurchase of common stock originally purchased with the associated loan proceeds.

Other Transactions and Agreements

Harper Consulting Agreements

On July 19, 2010, we entered into a consulting agreement with our director Steven L. Harper. Mr. Harper resigned as a director effective December 16, 2011. Under the consulting agreement, Mr. Harper provided consulting services relating to our poultry procurement program. The agreement has terminated pursuant to its terms. Under the consulting agreement, Mr. Harper was paid an initial fee of $62,500 and an additional $175,000 in 2011 based on savings generated in our poultry procurement program.

On April 15, 2011, we entered into a letter agreement with Mr. Harper, pursuant to which he provided consulting services related to the development and enhancement of our merchandising and procurement processes. Mr. Harper was compensated $10,000 per day worked for the consulting services. As of December 31, 2011, Mr. Harper has received $95,000 in consulting fees under the letter agreement. Effective with Mr. Harper’s resignation as a director on December 16, 2011, this agreement was terminated.

Martin Stock Repurchase

Mr. Martin resigned as a director of our principal operating subsidiary effective December 1, 2011. In connection with his resignation, on December 20, 2011, we repurchased all of his shares of common stock for an aggregate purchase price of $439,325. The purchase price for the repurchased shares was based on fair market value as determined by the Board of Directors of the Company using a valuation methodology consistent with previous stock sales and repurchases. The purchase price per share was approximately $17. All the repurchased shares were subsequently retired.

Director Independence

Following our IPO, we have utilized the “controlled company” exemption from certain corporate governance requirements as mandated by the New York Stock Exchange. As a result, we neither have a majority of independent directors nor does our nominating and corporate governance committee and compensation committee consist entirely of independent directors. Further, we will not be required to have an annual performance evaluation of the nominating and corporate governance committee and compensation committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange. Conflicts of interest may arise because some of our directors are representatives of our controlling stockholders.

Messrs. Larson, Stein and Willis, who are representatives of Willis Stein, serve on our board of directors. As discussed above, Willis Stein and entities controlled by them may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Willis Stein, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction or (3) the transaction is otherwise fair to us. Under our amended and restated certificate of incorporation, representatives of Willis Stein are not required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacity as a director of ours.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approved all audit, audit related and permissible non-audit services provided to the Company by Ernst & Young LLP before management engaged the auditors for those purposes. The policy of the Audit Committee is to review all engagement letters for accounting firms for non-audit services while allowing the Company to enter into the agreements, but to specifically pre-approve all services to be provided by the firm which performs the annual audit of the Company’s financial statements.

All of the audit-related, tax and all other services provided by Ernst & Young to the Company in 2011 leading up to our IPO were approved by the Audit Committee by means of specific pre-approvals. All non-audit services provided in 2011 leading up to our IPO were reviewed with the Audit Committee, which concluded that the provision of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The following table summarizes the aggregate fees billed to us by Ernst & Young LLP for professional services rendered for fiscal years 2010 and 2011:

	Fiscal 2010	Fiscal 2011
Audit Fees	$425,300	$1,410,588
Audit-Related Fees	1,995	1,725
Tax Fees	63,750	8,858
All Other Fees	—	—

Audit Fees

Represents fees for professional services provided in connection with the audit of our consolidated annual financial statements. The 2011 audit fee includes our audit and quarterly review fees and fees related to our IPO of $840,500.

Audit Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit of our consolidated financial statements and are not reported under “Audit Fees”

Tax Fees

Consist of fees billed for professional services rendered for tax compliance and tax planning and advice. Tax compliance services included federal, state, and local tax return assistance and assistance with tax audits.

All Other Fees

Consist of fees for services other than those described in the audit fees, audit related fees and tax fees sections above. There were no such fees paid by us in fiscal 2010 or fiscal 2011.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, January 1, 2011 and December 31, 2011

For the Fiscal Years Ended January 2, 2010, January 1, 2011 and December 31, 2011:

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts: The following table displays changes in our valuation accounts:

Description	Balance at Beginning of Fiscal year	Additions	Deductions	Balance at End of Fiscal year
Allowance for losses on accounts receivable:
Fiscal 2009	$1,636	$1,228	$(1,876)	$988
Fiscal 2010	988	736	(830)	894
Fiscal 2011	894	743	(867)	770

All other schedules are omitted since the required information is not present.

3.	Exhibits

Refer to the Exhibit Index incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s last fiscal year has been sent to security holders. No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/s/ DARREN W. KARST
Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 2012.

/s/ ROBERT A. MARIANO	/s/ DARREN W. KARST
Robert A. Mariano	Darren W. Karst
Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Executive Vice President, Chief Financial Officer and Assistant Secretary

/s/ MICHAEL P. TURZENSKI	*
Michael P. Turzenski	Avy H. Stein
Group Vice President—Chief Accounting Officer	Director

*	*
Ralph W. Drayer	John R. Willis
Director	Director

*
Christopher F. Larson
Director

* By:	/s/ EDWARD G. KITZ
Edward G. Kitz
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Roundy’s, Inc.. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

3.2	Amended and Restated By-laws of Roundy’s, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.1	Amended and Restated Credit Agreement, dated November 3, 2005, by and among Roundy’s Supermarkets, Inc., as borrower, Bear Stearns Corporate Lending Inc., as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and LaSalle Bank National Association, JPMorgan Chase Bank, N.A., and Coöperatieve Centrale. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.2	First Amendment to the Amended and Restated Credit Agreement, dated June 7, 2006, by and among Roundy’s Supermarkets, Inc., as borrower, Bear Stearns Corporate Lending Inc., as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and LaSalle Bank National Association, JPMorgan Chase Bank, N.A., and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.3	Second Amendment to the Amended and Restated Credit Agreement, dated January 29, 2007, by and among Roundy’s Supermarkets, Inc., as borrower, Bear Stearns Corporate Lending Inc., as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and LaSalle Bank National Association, JPMorgan Chase Bank, N.A., and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.4	Third Amendment to the Amended and Restated Credit Agreement, dated October 30, 2009, by and among Roundy’s Supermarkets, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and LaSalle Bank National Association, and Coöperatieve Centrale. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.5	Fourth Amendment to the Amended and Restated Credit Agreement, dated April 16, 2010, by and among Roundy’s Supermarkets, Inc., as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Credit Partners L.P., as Syndication Agent, and LaSalle Bank National Association, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.6	Second Lien Credit Agreement, dated April 16, 2010, by and among Roundy’s Supermarkets, Inc., as borrower, Credit Suisse Securities (USA) LLC, as Sole Bookrunner, Moelis & Company LLC, as Syndication Agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

Exhibit Number	Description

10.7	Investor Rights Agreement, dated June 6, 2002, by and among, Roundy’s Acquisition Corp., Willis Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Roundy’s Acquisition LLC, Stichting Pensioenfonds ABP, Stichting Pensioenfonds Zong en Welzijn, previously known as Stichting Pensioenfonds voor de Gezondheid Geestelijke en Maatschappelijke Belangen, The Northwestern Mutual Life Insurance Company, Norwest Equity Partners VII LP, and Randolph Street Partners IV, Robert A. Mariano and Darren W. Karst. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.8*	Employee Confidentiality and Non-Competition Agreement, dated September 27, 2004, by and among Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Mark A. Beaty. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.9*	Employee Confidentiality and Non-Competition Agreement, dated September 30, 2003, by and among Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and John W. Boyle. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.10*	Employee Confidentiality and Non-Competition Agreement, dated June 10, 2005, by and among Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Ronald Cooper. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.11*	Employee Confidentiality and Non-Competition Agreement, dated June 9, 2008, by and among Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Donald Fitzgerald. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.12*	Employee Confidentiality and Non-Competition Agreement, dated December 27, 2002, by and among Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Edward Kitz. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.13*	Employee Confidentiality and Non-Competition Agreement, dated December 27, 2005, by and among Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Donald Rosanova. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.14*	Employee Confidentiality and Non-Competition Agreement, dated December 27, 2002, by and among Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Colleen Stenholt. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.15*	Employee Confidentiality and Non-Competition Agreement, dated January 29, 2007, by and among Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Michael P. Turzenski. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.16*	Executive Agreement, dated June 6, 2002, by and among Roundy’s Acquisition Corp., Roundy’s, Inc. and Darren W. Karst. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.17*	First Amendment to Executive Agreement, dated February 21, 2007, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Darren W. Karst. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

Exhibit Number	Description

10.18*	Second Amendment to Executive Agreement, dated June 5, 2008, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Darren W. Karst. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.19*	Third Amendment to Executive Agreement, dated March 25, 2009, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Darren W. Karst. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.20*	Fourth Amendment to Executive Agreement, dated May 12, 2010, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Darren W. Karst. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.21*	Fifth Amendment to Executive Agreement, dated May 13, 2011, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Darren W. Karst. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.22*	Executive Agreement, dated June 6, 2002, by and among Roundy’s Acquisition Corp., Roundy’s Inc. and Robert Mariano. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.23*	First Amendment to Executive Agreement, dated February 21, 2007, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Robert Mariano. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.24*	Second Amendment to Executive Agreement, dated June 5, 2008, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Robert Mariano. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.25*	Third Amendment to Executive Agreement, dated March 25, 2009, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Robert Mariano. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.26*	Fourth Amendment to Executive Agreement, dated May 12, 2010, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Robert Mariano. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.27*	Fifth Amendment to Executive Agreement, dated May 13, 2011, by and among Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. (f/k/a Roundy’s, Inc.) and Robert Mariano. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.28*	Restricted Stock Purchase Agreement and Release, dated December 5, 2002, by and among Roundy’s Acquisition Corp. and Ralph W. Drayer. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.29*	Restricted Stock Purchase Agreement and Release, dated April 29, 2010, by and among Roundy’s Parent Company, Inc. and Steven L. Harper. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.30*	Restricted Stock Purchase Agreement and Release, dated November 17, 2009, by and among Roundy’s Acquisition Corp. and Steven L. Harper. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

Exhibit Number	Description

10.31*	Form of Roundy’s, Inc. 2012 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.32*	Form of Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.33*	Form of Roundy’s, Inc. Severance Pay Plan. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.34*	Form of Roundy’s, Inc. Employee Confidentiality and Non-Competition Agreement. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.35*	Form of Employment Agreement for Robert A. Mariano. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.36*	Form of Employment Agreement for Darren W. Karst. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.37	Credit Agreement, dated as of February 13, 2012, by and among Roundy’s Supermarkets, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleebank B.A., “Rabobank Nederland” New York Branch, as co-documentation agents, JPMorgan Chase Bank, N.A., as syndication agent and as letter of credit issuer. (incorporated by reference to Exhibits 4.1 to the registrant’s Current Report on Form 8-K dated February 15, 2012 in Commission File No. 001-35422)

10.38	Guarantee and Collateral Agreement, dated as of February 13, 2012, among Roundy’s Supermarkets, Inc., certain of the Company’s subsidiaries, and Credit Suisse AG, as administrative agent and collateral agent. (incorporated by reference to Exhibits 4.1 to the registrant’s Current Report on Form 8-K dated February 15, 2012 in Commission File No. 001-35422)

10.38	Form of Indemnification Agreement for directors and executive officers. (incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-1 dated February 10, 2012 in Commission File No. 333-178311)

10.39	Form of Employee Confidentiality and Non-Competition Agreement dated February 13, 2012, by and among Roundy’s Supermarkets, Inc. and executives (entered into with Robert A. Mariano, Darren W. Karst, Donald S. Rosanova, John W. Boyle, Donald G. Fitzgerald, Ronald Cooper, Edward G. Kitz, Patrick T. Mullarkey, Colleen J. Stenholt, and Michael P. Turzenski).

21.1	List of subsidiaries of Roundy’s Parent Company, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Powers of Attorney.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract of compensatory plan.