Form 10-Q
period 2012-03-31
Roundy's, Inc.
filed 2012-05-14
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 333-178311

Roundy’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2337996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 East Wisconsin Avenue

Milwaukee, Wisconsin 53202

(414) 231-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of May 2, 2012, there were 45,649,982 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the 13-week period ended March  31, 2012

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Thirteen weeks ended
	April 2, 2011	March 31, 2012
Net Sales	$916,016	$938,245
Costs and Expenses:
Cost of sales	660,711	681,483
Operating and administrative	222,419	226,109
Interest:
Interest expense, net	17,321	14,066
Amortization of deferred financing costs	939	692
Loss on debt extinguishment	—	13,304

	901,390	935,654

Income before Income Taxes	14,626	2,591
Provision for Income Taxes	5,854	320

Net Income	$8,772	$2,271

Net earnings per common share:
Basic	$0.29	$0.06
Diluted	$0.29	$0.06
Weighted average number of common shares outstanding:
Basic	27,345	37,719
Diluted	30,395	38,596

Comprehensive Income	$9,011	$2,942

See notes to unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2011	March 31, 2012
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$87,068	$47,599
Notes and accounts receivable, less allowance for losses	32,467	34,681
Merchandise inventories	286,537	309,167
Prepaid expenses	18,880	18,671
Deferred income taxes	6,038	6,038

Total current assets	430,990	416,156

Property and Equipment, net	309,575	300,476

Other Assets:
Other assets - net	45,238	50,096
Goodwill	726,879	726,879

Total other assets	772,117	776,975

Total assets	$1,512,682	$1,493,607

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$245,216	$242,304
Accrued wages and benefits	48,876	39,051
Other accrued expenses	42,089	41,955
Current maturities of long-term debt and capital lease obligations	10,789	10,977
Income taxes	4,265	1,963

Total current liabilities	351,235	336,250

Long-term Debt and Capital Lease Obligations	809,352	691,182
Deferred Income Taxes	66,438	67,429
Other Liabilities	108,482	106,531

Total liabilities	1,335,507	1,201,392

Shareholders’ Equity:
Preferred Stock	1,044	—
Common stock (150,000 shares authorized, $0.01 par value, 27,072 shares and 45,650 shares at 12/31/11 and 3/31/12, respectively, issued and outstanding)	271	456
Additional paid-in capital	—	112,958
Retained earnings	221,365	223,635
Accumulated other comprehensive loss	(45,505)	(44,834)

Total shareholders’ equity	177,175	292,215

Total liabilities and shareholders’ equity	$1,512,682	$1,493,607

See notes to unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	(Unaudited)
	Thirteen Weeks Ended
	April 2, 2011	March 31, 2012
Cash Flows From Operating Activities:
Net income	$8,772	$2,271

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization, including deferred financing costs	18,422	17,227
Gain on sale of property and equipment	(99)	(12)
LIFO charges	450	750
Amortization of debt discount	125	260
Stock-based compensation expense	—	238
Interest earned on shareholder notes receivable	(47)	—
Loss on debt extinguishment	—	13,304
Deferred income taxes	—	59

Changes in operating assets and liabilities:
Notes and accounts receivable	885	(2,214)
Merchandise inventories	(2,583)	(23,380)
Prepaid expenses	(1,671)	209
Other assets	(29)	(86)
Accounts payable	23,620	(2,912)
Accrued expenses and other liabilities	(10,314)	(10,369)
Income taxes	9,668	(2,242)

Net cash flows provided by (used in) operating activities	47,199	(6,897)

Cash Flows From Investing Activities:
Capital expenditures	(10,637)	(6,855)
Proceeds from sale of property and equipment	101	12

Net cash flows used in investing activities	(10,536)	(6,843)

Cash Flows From Financing Activities:
Proceeds from long-term borrowings	—	664,875
Payments of debt and capital lease obligations	(2,717)	(785,202)
Issuance of common stock, net of issuance costs	—	112,570
Debt issuance and refinancing fees and related expenses	—	(17,972)

Net cash flows used in financing activities	(2,717)	(25,729)

Net increase (decrease) in Cash and Cash Equivalents	33,946	(39,469)
Cash and Cash Equivalents, Beginning of Period	36,435	87,068

Cash and Cash Equivalents, End of Period	$70,381	$47,599

Supplemental Cash Flow Information:
Cash paid for interest	$16,443	$18,387
Cash paid (refunded) for income taxes	(3,817)	2,503

See notes to unaudited consolidated financial statements.

ROUNDY’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Roundy's, Inc. (“Roundy’s” or the “Company”) is a corporation formed in 2010 for the purpose of owning and operating Roundy's Acquisition Corp. and its 100% owned subsidiary, Roundy's Supermarkets, Inc. ("RSI").

Roundy's is a leading food retailer in the state of Wisconsin. As of March 31, 2012, Roundy's owned and operated 159 retail grocery stores, of which 122 are located in Wisconsin, 32 are located in Minnesota and 5 are located in Illinois. Roundy's also distributes a full line of food and non-food products from three wholesale distribution centers and provides services to one independent licensee retail location in Wisconsin.

Initial Public Offering – On February 7, 2012, we priced the initial public offering (the “IPO”) of our common stock which began trading on the New York Stock Exchange on February 8, 2012. On February 13, 2012, we completed our offering of 22,059,091 shares of our common stock at a price of $8.50 per share, which included 14,705,883 shares sold by Roundy’s and 7,353,208 shares sold by existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111.9 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of our IPO were used to pay down our existing debt (see the Long-Term Debt footnote below).

A summary of our capitalization upon closing of the IPO is as follows (in thousands):

Common stock issued and outstanding at December 31, 2011	27,072
Conversion of preferred stock into common stock prior to IPO	3,050
Rounding of partial shares held prior to stock split	(4)
Sale of common stock through IPO	14,706

Common stock issued and outstanding after IPO	44,824

On January 24, 2012, the Board of Directors approved an amendment to the articles of incorporation to increase the number of shares we are authorized to issue to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to convert all of our outstanding preferred stock into shares of common stock on a one-for-one basis. Subsequent to the preferred stock conversion, the Board of Directors approved an approximately 292.2-for-one stock split on all common shares outstanding as of that date. In accordance with applicable accounting rules, we have restated all of the historical common share and per share amounts for the periods presented to give retroactive effect to this 292.2-for-one common stock split but have not given retroactive effect to the conversion of preferred stock into common stock. Therefore, the 10,439 shares of outstanding preferred stock at December 31, 2012 are reflected as having been converted and then subsequently split in January 2012.

2. BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and do not include all of the information and footnotes required for complete, audited financial statements. For further information, refer to the consolidated financial statements and footnotes included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited consolidated financial statements as of March 31, 2012, and for the thirteen weeks ended March 31, 2012 and April 2, 2011 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and our subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen weeks ended March 31, 2012 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.

Unless the context otherwise indicates, all references in these financial statements to the “Company,” “Roundy’s,” “we,” “us,” or “our” or similar words are to Roundy’s, Inc.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules became effective for our first quarter 2012. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, the standard did not have a material effect on the Company’s consolidated financial statements.

4. FAIR VALUE

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable and accounts payable approximated fair values as of March 31, 2012. Based on recent open market transactions of our term loan, the fair value (Level 2) and book value of long-term debt, including current maturities, is approximately $716 million and $702 million, respectively, as of March 31, 2012.

5. INVENTORIES

We use the LIFO method for valuation of a portion of inventories. If the FIFO method had been used, inventories would have been approximately $22.9 million higher on March 31, 2012 and $22.1 million higher on December 31, 2011.

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

6. SHARE-BASED COMPENSATION

We account for share-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 – Compensation – Stock Compensation (“ASC 718”) which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.2 million and $0.0 for the first quarter 2012 and 2011, respectively as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

Our 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. The Plan is more fully described in Part III, Item 11 in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “2012 Incentive Compensation Plan”.

The Company has granted restricted stock to certain of its employees, as well as to its non-employee directors, under the Plan. The restricted stock for employees will vest over five years and the restricted stock for our non-employee directors will vest over one year. All restricted stock granted becomes fully vested upon certain changes of control of the Company. Changes in equity awards outstanding under the Plan are summarized below (in thousands, except per share data):

	Restricted Shares Outstanding	Weighted-average grant-date fair value per share
Outstanding, December 31, 2011	—	$—
Granted	826	$8.52
Lapsed	—	$—
Cancelled or Expired	—	$—

Outstanding, March 31, 2012	826	$8.52

7. COMMITMENTS AND CONTINGENCIES

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

We contribute to four multi-employer pension plans based on obligations arising from our collective bargaining agreements covering supply chain and certain store union employees. Three of these plans are underfunded as of March 31, 2012. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

Because we are one of a number of employers contributing to these plans, it is difficult to ascertain what our share of the underfunding would be, although we anticipate that our contributions to these plans may increase. If we choose to exit a plan, any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

In connection with the exit or sale of our independent distribution business, we have assigned leases and subleases for retail stores which expire at various dates through 2021. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $9.1 million. We believe the likelihood of a liability related to these assigned leases and subleases is remote.

8. EMPLOYEE BENEFIT PLANS

Net pension expense (income) in the thirteen weeks ended March 31, 2012 and April 2, 2011 included the following components (in thousands):

	Thirteen Weeks Ended
	April 2, 2011	March 31, 2012
Service cost	$124	$137
Interest cost on projected benefit obligation	2,114	1,956
Expected return on plan assets	(2,887)	(3,067)
Amortization of net actuarial loss	398	1,117

Net pension expense (income)	$(251)	$143

On April 28, 2010, we amended our agreement with the Pension Benefit Guaranty Corporation (“PBGC”) dated November 3, 2005. As a part of that amendment, we made incremental contributions (in excess of the required minimum contributions) of $7.5 million and $5 million to our pension plan in April 2010 and March 2011, respectively, and agreed to make an additional incremental contribution (in excess of the required minimum contributions) of $2.5 million in April 2012. In addition, we increased the amount of the letter of credit we have posted in favor of the PBGC to $12.5 million from $10 million, for the benefit of the pension plan, which will be in place until certain conditions are satisfied.

We expect our total minimum pension plan contributions for the year ending December 29, 2012 to be approximately $9.1 million.

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2011	March 31, 2012
Term Loan	$—	$675,000
First Lien Loan	634,217	—
Second Lien Loan	150,000	—
Capital Lease Obligations, 7.6% to 10%, due 2012 to 2021	36,426	35,491
Other long-term debt	1,645	1,596

	822,288	712,087
Less: Unamortized discount on Term Loan	—	9,928
Less: Unamortized discount on Second Lien Loan	2,147	—
Less: Current maturities	10,789	10,977

Long-term debt, net of current maturities	$809,352	$691,182

In connection with our IPO on February 13, 2012, RSI entered into a new senior credit facility (the “Refinancing”), consisting of a $675 million term loan (the ‘‘Term Facility’’) and a $125 million revolving credit facility (the ‘‘Revolving Facility’’ and together with the Term Facility, the ‘‘New Credit Facilities”) with the Term Facility maturing in February 2019 and the Revolving Facility maturing in February 2017. We used all of the net proceeds from the IPO, together with borrowings under the New Credit Facilities, to refinance our existing indebtedness and to pay accrued interest thereon and related prepayment premiums. Borrowings under the New Credit Facilities bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility. The terms of the New Credit Facilities contain customary provisions regarding prepayments and restrictive covenants that are similar to our existing credit facilities, and are also secured by substantially all of our tangible and intangible assets.

In connection with the Refinancing, we recognized a loss on debt extinguishment of $13.3 million, which consists primarily of the write-off of $4.5 million of previously capitalized financing costs, the write-off of the remaining unamortized discount of $2.1 million on our second lien loan that was repaid, prepayment premiums on our first and second lien loans that were repaid and certain fees and expenses of $2.0 million related to the New Credit Facilities.

As of March 31, 2012, there were no outstanding borrowings under the Revolving Facility. Outstanding letters of credit, totaling $27.9 million on March 31, 2012, reduce availability under the Revolving Facility.

Prior to the Refinancing, our long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”). Our term loan and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the term loan and revolving credit facility, the applicable rate was LIBOR plus 5.00% (subject to a floor of 2.0%) and under the base rate option for the term loan and revolving credit facility, the applicable rate of interest was the base rate plus 4.00%. For the portion of our term loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%. On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to our preferred and common shareholders. This loan was issued at a 2% discount and was to mature in April 2016. This loan bore interest based upon LIBOR or base rate options. Under the LIBOR option, the applicable rate was LIBOR plus 8.0% (subject to a floor of 2%) and under the base rate option, the applicable rate was the base rate plus 7.0%.

Our credit agreement contains various restrictive covenants which, among other things: (i) prohibit us from prepaying other indebtedness; (ii) require us to maintain specified financial ratios; and (iii) limit our capital expenditures. In addition, the credit agreement limits our ability to declare or pay dividends. At March 31, 2012, we were in compliance with all financial covenants relating to our indebtedness.

10. INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, we are no longer subject to review by U.S. federal and state tax authorities for years before 2005. The Internal Revenue Service is currently examining our U.S. income tax returns for 2005 through 2009. State tax authorities are currently examining our income tax returns for fiscal years 2005 through 2008. We have state tax net operating loss carry forwards which are open for review from 2003 and subsequent years.

Our effective tax rate for the thirteen weeks ended March 31, 2012 was impacted by the favorable settlement of certain tax matters. Our estimated tax rate is approximately 40% before discrete items.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

11. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food primarily includes general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for the thirteen weeks ended March 31, 2012 and April 2, 2011:

	Thirteen Weeks Ended
	April 2, 2011	March 31, 2012
Non-Perishable Food	52.1%	50.9%
Perishable Food	32.2%	33.0%
Non-Food	15.7%	16.1%

12. EARNINGS PER SHARE

Prior to the conversion of our preferred stock to common stock in January 2012, the preferred stock was a participating stock security. This required the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share.” In the thirteen weeks ended April 2, 2011, basic earnings per share excludes the effect of common stock equivalents and is computed using the two-class computation method, which excludes earnings attributable to the preferred stock preferential payments from total earnings available to common shareholders.

The following table reflects the calculation of basic and diluted earnings per share:

	Thirteen weeks ended
	April 2, 2011	March 31, 2012
Net earnings per common share—basic:
Net Income	$8,772	$2,271
Deduct: undistributed earnings allocable to convertible preferred stock	$880	$35

Net income attributable to common shareholders	$7,892	$2,236
Basic weighted average common shares outstanding	27,345	37,719
Net earnings per common share—basic	$0.29	$0.06

Net earnings per common share—diluted:
Weighted-average shares outstanding	27,345	37,719
Dilutive impact of convertible preferred stock	3,050	804
Effect of dilutive securities—nonvested restricted stock	0	73

Weighted-average shares and potential dilutive shares outstanding	30,395	38,596
Net earnings per common share—diluted	$0.29	$0.06

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain with a 140-year operating history. As of March 31, 2012, we operated 159 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s Fresh Market retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary.

In this section, we refer to the thirteen weeks ended March 31, 2012 as the “first quarter 2012” and we refer to the thirteen weeks ended April 2, 2011 as the “first quarter 2011.”

For the first quarter 2012, net sales were $938.2 million, compared to net sales of $916.0 million for the first quarter 2011. The increase in net sales was primarily due to the impact of new stores, offset by lower same-store sales. During the first quarter 2012, we opened one new store in the Chicago market.

Earnings per basic and diluted share was $0.06 and $0.29 in the first quarter 2012 and 2011, respectively. Results for the first quarter 2012 include expenses of approximately $13.8 million ($8.4 million, net of income tax expense) incurred in connection with the debt refinancing and IPO in February 2012.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market with plans to open three stores throughout the remainder of 2012 in the Chicago market. As of March 31, 2012, we had five stores open in the Chicago market.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
(Dollars in thousands)	April 2, 2011		March 31, 2012
Net Sales	$916,016	100.0%	$938,245	100.0%
Costs and Expenses:
Cost of sales	660,711	72.1	681,483	72.6
Operating and administrative	222,419	24.3	226,109	24.1
Interest expense (including amortization of deferred financing costs)	18,260	2.0	14,758	1.6
Loss on debt extinguishment	—	0.0	13,304	1.4

	901,390	98.4	935,654	99.7

Income before Income Taxes	14,626	1.6	2,591	0.3

Provision for Income Taxes	5,854	0.6	320	0.0

Net Income	$8,772	1.0%	$2,271	0.2%

Net Sales. Net sales represent product sales less returns and allowances and sales promotions. We derive our net sales primarily from the operation of retail grocery stores and to a much lesser extent from the independent distribution of food and non-food products to an independently-owned store. We recognize retail sales at the point of sale. We do not record sales taxes as a component of retail revenues as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

Net sales were $938.2 million for the first quarter 2012, an increase of $22.2 million, or 2.4% from $916.0 million for the first quarter 2011. The increase primarily reflects the impact of new stores, offset by decreased same-store sales, which were 2.1% lower than 2011. The same-store sales decrease was due to a 0.7% decrease in the number of customer transactions and 1.4% decrease in the average transaction size. Our same-store sales comparisons were negatively impacted by lower sales during the 2012 pro football postseason playoffs compared to 2011 when the Green Bay Packers appeared in the Super Bowl. Additionally, the 2012 New Year’s holiday (traditionally a slow sales day) fell in the first quarter 2012 while the 2011 New Year’s holiday fell in the fourth quarter 2010. Taken together, these two factors impacted same-store sales by approximately 0.9%. The remainder of the decline in same store sales was due to the effect of competitive store openings during the last twelve months, which added additional competitive square footage to certain of our markets.

As of March 31, 2012, we operated 159 retail grocery stores including 93 Pick ’n Save stores, 32 Rainbow stores, 26 Copps stores, 3 Metro Market stores and 5 Mariano’s Fresh Market stores.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $256.8 million for the first quarter 2012, an increase of $1.5 million, or 0.6%, from $255.3 million for the first quarter 2011. Gross profit, as a percentage of net sales, was 27.4% and 27.9% for the first quarter 2012 and 2011, respectively. The decrease in gross profit as a percentage of net sales was primarily due to increased promotion and pricing activity.

Operating and Administrative Expenses. Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses as well as other expenses associated with facilities unrelated to our supply chain network, internal management expenses and expenses for accounting, information systems, legal, business development, human resources, purchasing and other administrative departments.

Operating and administrative expenses were $226.1 million for the first quarter 2012, an increase of $3.7 million, or 1.7%, from $222.4 million for the first quarter 2011. Operating and administrative expenses, as a percentage of net sales, decreased to 24.1% for the first quarter 2012 compared with 24.3% for the first quarter 2011. The decrease in the rate as a percentage of net sales was primarily due to lower maintenance and utility costs resulting from the unseasonably mild winter and reduced closed store expenses.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $14.8 million for the first quarter 2012, a decrease of $3.5 million, or 19.1%, from $18.3 million for the first quarter 2011. The decrease was primarily due to decreased levels of indebtedness resulting from our debt refinancing in the first quarter 2012 as discussed below.

Loss on Debt Extinguishment. In connection with our debt refinancing in February 2012, we recognized a loss on debt extinguishment of $13.3 million.

Income Taxes. Provision for income taxes was $0.3 million for the first quarter 2012, a decrease of $5.5 million from $5.8 million for the first quarter 2011. The effective income tax rate was 12.4% for the first quarter 2012 and 40.0% for the first quarter 2011. The decrease in the effective income tax rate in the first quarter 2012 was primarily due to the favorable settlement of certain open tax issues which, while not significant in dollar terms, did have an unusually large positive impact on our tax rate due to our reduced pre-tax income resulting primarily from the loss on debt extinguishment.

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	April 2, 2011	March 31, 2012
Net cash provided by (used in) operating activities	$47,199	$(6,897)
Net cash used in investing activities	(10,536)	(6,843)
Net cash used in financing activities	(2,717)	(25,729)

Net increase (decrease) in cash and cash equivalents	$33,946	$(39,469)

Cash and cash equivalents at end of period	$70,381	$47,599

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $6.9 million for the first quarter 2012 compared to net cash provided by operating activities of $47.2 million for the first quarter 2011. The decrease in cash from operating activities was due primarily to the timing of accounts payable payments which were unusual in the first quarter 2011 as a result of vendor payments that were made in 2010, rather than in 2011, as well as increased inventory levels related to the earlier timing of the Easter holiday as compared to 2011.

Net Cash Used in Investing Activities. Net cash used in investing activities in the first quarter 2012 was $6.8 million compared to $10.5 million for the first quarter 2011. The decrease is due to lower capital expenditures. Total capital expenditures for Fiscal 2012, excluding acquisitions, are estimated to be approximately $65-70 million.

Net Cash Used in Financing Activities. Net cash used in financing activities in the first quarter 2012 was $25.7 million compared to $2.7 million in first quarter 2011. Net cash used in the first quarter 2012 consisted of payments of debt and capital lease obligations of $785.2 million, primarily to refinance our existing indebtedness and related financing costs of $18.0 million, offset somewhat by the net proceeds from our term loan of $664.9 million and net proceeds from our initial public offering. Net cash used in financing activities in the first quarter 2011 include repayments of $2.7 million on our long-term debt and capital lease obligations.

Initial Public Offering

On February 8, 2012, we announced an initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange. On February 13, 2012, we completed our offering of 22,059,091 shares of our common stock at a price of $8.50 per share, which included 14,705,883 new shares sold by Roundy’s and the sale of 7,353,208 shares from existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111.9 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of our IPO were used to pay down and refinance our existing debt.

New Senior Credit Facility

In connection with the completion of our IPO, Roundy’s Supermarkets, Inc. (“RSI”) entered into a new senior credit facility (the “Refinancing”), consisting of a $675 million term loan (the “Term Facility”) and a $125 million revolving credit facility (the “Revolving Facility” and together with the Term Facility, the “New Credit Facilities”) with the Term Facility maturing in February 2019 and the Revolving Facility maturing in February 2017. We used all of the net proceeds from the IPO, together with borrowings under the New Credit Facilities, to refinance our existing indebtedness and to pay accrued interest and related prepayment premiums.

Borrowings under the Term Facility and the Revolving Facility bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility, calculated based on a 360-day year.

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

Mandatory prepayments under the New Credit Facilities are required with (i) 50% of adjusted excess cash flow (which percentage may be reduced upon achievement and maintenance of certain leverage ratios); (ii) 100% of the net cash proceeds of assets sales or other dispositions of property by RSI and its restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of debt obligations of RSI or its restricted subsidiaries (subject to certain exceptions).

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

The New Credit Facilities also contain customary negative covenants, including restrictions on (i) dividends on, and redemptions of, equity interest and other restricted payments (with a permitted basket for cash dividends on common stock in the sum of (a) 70% of excess cash flow calculated on a quarterly basis and (b) $25,000,000, plus a builder basket based on the Company’s retained portion of adjusted excess cash flow measured cumulatively, in each case, subject to pro forma compliance with financial covenants and no default or event of default being continuing, provided that the aggregate amount of dividends that may be made during the fiscal quarter ended June 30, 2012 shall be $10,550,000); (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; (vii) changes in business conducted by the Borrower and its subsidiaries; (viii) payment or amendment of subordinated debt and organizational documents; and (ix) maximum capital expenditures. Excess cash flow is an amount equal to Adjusted EBITDA minus capital expenditures, cash payments of interest, cash payments of taxes, mandatory loan repayments and amortization of capital leases for that period. RSI is also required to comply with the following financial covenants: (i) a maximum total leverage ratio and (ii) a minimum cash interest coverage ratio.

At March 31, 2012, we were in compliance with our financial covenants for all of our indebtedness.

Old Credit Facilities

Prior to the Refinancing, our long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”).

Our term loan and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the term loan and revolving credit facility, the applicable rate was LIBOR plus 5.00% (subject to a floor of 2.0%) and under the base rate option for the term loan and revolving credit facility, the applicable rate of interest is the base rate plus 4.00%. For the portion of our term loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%.

On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to our preferred and common shareholders. This loan was issued at a 2% discount and was to mature in April 2016. This loan bore interest based upon LIBOR or base rate options. Under the LIBOR option, the applicable rate was LIBOR plus 8.0% (subject to a floor of 2%) and under the base rate option, the applicable rate was the base rate plus 7.0%.

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

We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, options to purchase stock and stock appreciation rights, costs incurred in connection with our IPO (or subsequent offerings our Roundy’s common stock) and loss on debt extinguishment. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

The following is a summary of the calculation of Adjusted EBITDA for the first quarter 2011 and first quarter 2012 (in thousands):

	Thirteen Weeks Ended
	April 2, 2011	March 31, 2012
Net Income	$8,772	$2,271
Interest expense	17,321	14,066
Provision for income taxes	5,854	320
Depreciation and amortization expense	17,483	16,535
LIFO charges	450	750
Amortization of deferred financing costs	939	692
Non-cash stock compensation expense	—	238
One-time IPO expenses	—	519
Loss on debt extinguishment	—	13,304

Adjusted EBITDA	$50,819	$48,695

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: inventories, income taxes, discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance, employee benefit plans, goodwill, and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

In June 2011, FASB amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new rules became effective for our first quarter 2012. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, the standard did not have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of the quarter ended March 31, 2012, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Roundy’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, Roundy’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

a)	On March 1, 2012, Roundy’s, Inc. issued a press release reporting its financial results for the fourth quarter and full year ended December 31, 2011. A copy of the press release is attached hereto as Exhibit 99.1 and is incorporated by reference.

b)	None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 21 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/s/ ROBERT A. MARIANO
Robert A. Mariano
Chairman, President and Chief Executive Officer and Director

Date: May 14, 2012

By:	/s/ DARREN W. KARST
Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: May 14, 2012

Exhibit Index

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Roundy’s, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

3.2	Amended and Restated By-laws of Roundy’s, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.1*	Form of Roundy’s, Inc. 2012 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.2*	Form of Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.3*	Form of Roundy’s, Inc. Severance Pay Plan. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.4*	Form of Roundy’s, Inc. Employee Confidentiality and Non-Competition Agreement. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.5*	Form of Employment Agreement for Robert A. Mariano. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.6*	Form of Employment Agreement for Darren W. Karst. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.7	Credit Agreement, dated as of February 13, 2012, by and among Roundy’s Supermarkets, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleebank B.A., “Rabobank Nederland” New York Branch, as co-documentation agents, JPMorgan Chase Bank, N.A., as syndication agent and as letter of credit issuer. (incorporated by reference to Exhibits 4.1 to the registrant’s Current Report on Form 8-K dated February 15, 2012 in Commission File No. 001-35422)

10.8	Guarantee and Collateral Agreement, dated as of February 13, 2012, among Roundy’s Supermarkets, Inc., certain of the Company’s subsidiaries, and Credit Suisse AG, as administrative agent and collateral agent. (incorporated by reference to Exhibits 4.1 to the registrant’s Current Report on Form 8-K dated February 15, 2012 in Commission File No. 001-35422)

10.9	Form of Indemnification Agreement for directors and executive officers. (incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-1 dated February 10, 2012 in Commission File No. 333-178311)

10.10	Form of Employee Confidentiality and Non-Competition Agreement dated February 13, 2012, by and among Roundy’s Supermarkets, Inc. and executives (entered into with Robert A. Mariano, Darren W. Karst, Donald S. Rosanova, John W. Boyle, Donald G. Fitzgerald, Ronald Cooper, Edward G. Kitz, Patrick T. Mullarkey, Colleen J. Stenholt, and Michael P. Turzenski). (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report on Form 10-K dated March 28, 2012 in Commission File No. 333-178311).

10.11	Indemnification Agreement for directors and executive officers dated March 29, 2012, by and among Roundy’s, Inc. and Gregory P. Josefowicz.

10.12	Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan, dated March 29, 2012 by and among Roundy’s, Inc. and Gregory P. Josefowicz.

10.13	Form of Director Confidentiality and Non-Competition Agreement dated March 29, 2012, by and among Roundy’s, Inc. and directors (entered into with Gregory P. Josefowicz.)

Exhibit Number	Description

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Press Release, dated March 1, 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document