Form 10-Q
period 2012-06-30
Roundy's, Inc.
filed 2012-08-13
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of August 6, 2012, there were 45,656,556 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen and twenty-six week period ended June 30, 2012

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012
Net Sales	$980,365	$996,842	$1,896,380	$1,935,087

Costs and Expenses:
Cost of sales	715,675	729,150	1,376,386	1,410,633
Operating and administrative	216,933	224,006	439,352	450,115
Interest:
Interest expense, net	17,338	11,594	34,659	25,660
Amortization of deferred financing costs	847	574	1,786	1,266
Loss on debt extinguishment	—	—	—	13,304

	950,793	965,324	1,852,183	1,900,978

Income before Income Taxes	29,572	31,518	44,197	34,109

Provision for Income Taxes	11,825	12,607	17,679	12,927

Net Income	$17,747	$18,911	$26,518	$21,182

Net earnings per common share:
Basic	$0.58	$0.42	$0.87	$0.51
Diluted	$0.58	$0.42	$0.87	$0.51

Weighted average number of common shares outstanding:
Basic	27,345	44,824	27,345	41,271
Diluted	30,395	44,990	30,395	41,813

Dividends declared per share	$—	$0.23	$—	$0.23

Comprehensive Income	$17,986	$19,581	$26,995	$22,523

See notes to unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2011	June 30, 2012
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$87,068	$64,745
Notes and accounts receivable, less allowance for losses	32,467	35,311
Merchandise inventories	286,537	318,723
Prepaid expenses	18,880	18,102
Deferred income taxes	6,038	6,038

Total current assets	430,990	442,919

Property and Equipment, net	309,575	296,342

Other Assets:
Other assets - net	45,238	48,999
Goodwill	726,879	726,879

Total other assets	772,117	775,878

Total assets	$1,512,682	$1,515,139

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$245,216	$253,346
Accrued wages and benefits	48,876	40,675
Other accrued expenses	42,089	42,447
Current maturities of long-term debt and capital lease obligations	10,789	10,925
Income taxes	4,265	5,867

Total current liabilities	351,235	353,260

Long-term Debt and Capital Lease Obligations	809,352	690,406
Deferred Income Taxes	66,438	67,876
Other Liabilities	108,482	101,914

Total liabilities	1,335,507	1,213,456

Shareholders’ Equity:
Preferred Stock	1,044	—
Common stock (150,000 shares authorized, $0.01 par value, 27,072 shares and 45,657 shares at 12/31/11 and 6/30/12, respectively, issued and outstanding)	271	457
Additional paid-in-capital	—	113,345
Retained earnings	221,365	232,045
Accumulated other comprehensive loss	(45,505)	(44,164)

Total shareholders’ equity	177,175	301,683

Total liabilities and shareholders’ equity	$1,512,682	$1,515,139

See notes to unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twenty-six Weeks Ended
	July 2, 2011	June 30, 2012
Cash Flows From Operating Activities:
Net income	$26,518	$21,182
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization, including deferred financing costs	36,211	33,477
Gain on sale of property and equipment	(203)	(97)
LIFO charges	1,000	1,250
Amortization of debt discount	250	634
Stock-based compensation expense	—	657
Interest earned on shareholder notes receivable	(93)	—
Loss on debt extinguishment	—	13,304
Deferred income taxes	—	59
Changes in operating assets and liabilities:
Notes and accounts receivable	(2,832)	(2,844)
Merchandise inventories	(26,474)	(33,436)
Prepaid expenses	(982)	778
Other assets	98	35
Accounts payable	78,917	8,130
Accrued expenses and other liabilities	(10,524)	(11,945)
Income taxes	19,854	1,662

Net cash flows provided by operating activities	121,740	32,846

Cash Flows From Investing Activities:
Capital expenditures	(26,564)	(16,351)
Proceeds from sale of property and equipment	246	102

Net cash flows used in investing activities	(26,318)	(16,249)

Cash Flows From Financing Activities:
Proceeds from long-term borrowings	—	664,875
Payments of debt and capital lease obligations	(5,452)	(787,873)
Dividends paid	—	(10,309)
Issuance of common stock, net of issuance costs	—	112,540
Debt issuance and refinancing fees and related expenses	—	(18,153)

Net cash flows used in financing activities	(5,452)	(38,920)

Net increase (decrease) in Cash and Cash Equivalents	89,970	(22,323)

Cash and Cash Equivalents, Beginning of Period	36,435	87,068

Cash and Cash Equivalents, End of Period	$126,405	$64,745

Supplemental Cash Flow Information:
Cash paid for interest	$36,001	$30,201
Cash paid (refunded) for income taxes	(2,177)	11,206

See notes to unaudited consolidated financial statements.

ROUNDY’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Roundy’s, Inc. (“Roundy’s” or the “Company”) is a corporation formed in 2010 for the purpose of owning and operating Roundy’s Acquisition Corp. and its 100% owned subsidiary, Roundy’s Supermarkets, Inc. (“RSI”).

Roundy’s is a leading food retailer in the state of Wisconsin. As of June 30, 2012, Roundy’s owned and operated 159 retail grocery stores, of which 122 are located in Wisconsin, 32 are located in Minnesota and 5 are located in Illinois. Roundy’s also distributes a full line of food and non-food products from three wholesale distribution centers and provides services to one independent licensee retail grocery store in Wisconsin.

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

A summary of our capitalization upon closing of the IPO is as follows (in thousands):

Common stock issued and outstanding at December 31, 2011	27,072
Conversion of preferred stock into common stock prior to IPO	3,050
Rounding of partial shares held prior to stock split	(4)
Sale of common stock through IPO	14,706

Common stock issued and outstanding at IPO, Feb. 7 2012	44,824

On January 24, 2012, the Board of Directors approved an amendment to the articles of incorporation to increase the number of shares we are authorized to issue to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to convert all of our outstanding preferred stock into shares of common stock on a one-for-one basis. Subsequent to the preferred stock conversion, the Board of Directors approved an approximately 292.2-for-one stock split on all common shares outstanding as of that date. In accordance with applicable accounting rules, we have restated all of the historical common share and per share amounts for the periods presented to give retroactive effect to this 292.2-for-one common stock split but have not given retroactive effect to the conversion of preferred stock into common stock. Therefore, the 10,439 shares of outstanding preferred stock at December 31, 2011 are reflected as having been converted and then subsequently split in January 2012.

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

The accompanying unaudited consolidated financial statements as of June 30, 2012, and for the thirteen and twenty-six weeks ended July 2, 2011 and June 30, 2012 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and our subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen weeks and twenty-six weeks ended June 30, 2012 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.

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

4. FAIR VALUE

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable, accounts payable, capital lease obligations and other long-term debt approximated fair values as of June 30, 2012. Based on recent open market transactions of our term loan, the fair value (Level 2) and book value of long-term debt, including current maturities, is approximately $704 million and $701 million, respectively, as of June 30, 2012.

5. INVENTORIES

We use the LIFO method for valuation of a portion of inventories. If the FIFO method had been used, inventories would have been approximately $23.4 million higher on June 30, 2012 and $22.1 million higher on December 31, 2011.

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

6. SHARE-BASED COMPENSATION

We account for share-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 – Compensation – Stock Compensation (“ASC 718”) which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.4 million and $0.7 million for the thirteen and twenty-six weeks ended June 30, 2012, respectively, compared to no stock-based compensation for the thirteen and twenty-six weeks ended July 2, 2011, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

Our 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. The Plan is more fully described in Part III, Item 11 in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “2012 Incentive Compensation Plan.”

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

	Restricted Shares Outstanding	Weighted-average grant-date fair value per share
Outstanding, December 31, 2011	—	$—
Granted	833	8.53
Lapsed	—	—
Cancelled or Expired	—	—

Outstanding, June 30, 2012	833	$8.53

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

We contribute to four multi-employer pension plans based on obligations arising from our collective bargaining agreements covering supply chain and certain store union employees. Three of these plans are underfunded as of June 30, 2012. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

Because we are one of a number of employers contributing to these plans, it is difficult to ascertain what our share of the underfunding would be, although we anticipate that our contributions to these plans may increase. If we choose to exit a plan, any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

In connection with the exit or sale of our independent distribution business, we have assigned leases and subleases for retail stores which expire at various dates through 2021. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $8.7 million. We believe the likelihood of a liability related to these assigned leases and subleases is remote.

8. EMPLOYEE BENEFIT PLANS

Net pension expense (income) in the thirteen and twenty-six weeks ended July 2, 2011 and June 30, 2012 included the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012
Service cost	$124	$137	$248	$274
Interest cost on projected benefit obligation	2,113	1,956	4,227	3,913
Expected return on plan assets	(2,887)	(3,067)	(5,773)	(6,136)
Amortization of net actuarial loss	398	1,117	795	2,234

Net pension expense (income)	$(252)	$143	$(503)	$285

On April 28, 2010, we amended our agreement with the Pension Benefit Guaranty Corporation (“PBGC”) dated November 3, 2005. As a part of that amendment, we made incremental contributions (in excess of the required minimum contributions) of $7.5 million, $5 million and $2.5 million to our pension plan in April 2010, March 2011 and April 2012, respectively. In addition, we increased the amount of the letter of credit we have posted in favor of the PBGC to $12.5 million from $10 million, for the benefit of the pension plan, which will be in place until certain conditions are satisfied.

We expect our total minimum pension plan contributions for the year ending December 29, 2012 to be approximately $8.9 million.

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2011	June 30, 2012
Term Loan	$—	$673,313
First Lien Loan	634,217	—
Second Lien Loan	150,000	—
Capital Lease Obligations, 7.6% to 10%, due 2012 to 2021	36,426	36,026
Other long-term debt	1,645	1,545

	822,288	710,884

Less: Unamortized discount on Term Loan	—	9,553
Less: Unamortized discount on Second Lien Loan	2,147	—
Less: Current maturities	10,789	10,925

Long-term debt, net of current maturities	$809,352	$690,406

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

Borrowings under the New Credit Facilities bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility. The terms of the New Credit Facilities contain customary provisions regarding prepayments and restrictive covenants that are similar to our prior credit facilities, and are also secured by substantially all of our tangible and intangible assets.

In connection with the Refinancing, we recognized a loss on debt extinguishment of $13.3 million, which consists primarily of the write-off of $4.5 million of previously capitalized financing costs, the write-off of the remaining unamortized discount of $2.1 million on our old second lien loan that was repaid, prepayment premiums on our old first and second lien loans that were repaid and certain fees and expenses of $2.0 million related to the New Credit Facilities.

As of June 30, 2012, there were no outstanding borrowings under the Revolving Facility. Outstanding letters of credit, totaling $30.1 million on June 30, 2012, reduce availability under the Revolving Facility.

Prior to the Refinancing, our long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”). Our first and second lien loans and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the first lien loan and revolving credit facility, the applicable rate was LIBOR plus 5.00% (subject to a floor of 2.0%) and under the base rate option for the first lien loan and revolving credit facility, the applicable rate of interest was the base rate plus 4.00%. For the portion of our first lien loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%. On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to our preferred and common shareholders. This second lien loan was issued at a 2% discount and was to mature in April 2016. This loan bore interest based upon LIBOR or base rate options. Under the LIBOR option, the applicable rate was LIBOR plus 8.0% (subject to a floor of 2%) and under the base rate option, the applicable rate was the base rate plus 7.0%.

Our credit agreement contains various restrictive covenants which, among other things: (i) prohibit us from prepaying other indebtedness; (ii) require us to maintain specified financial ratios; and (iii) limit our capital expenditures. In addition, the credit agreement limits our ability to declare or pay dividends. At June 30, 2012, we were in compliance with all financial covenants relating to our indebtedness.

10. INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, we are no longer subject to review by U.S. federal and state tax authorities for years before 2005. The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for 2005 through 2009. State tax authorities are currently examining our income tax returns for fiscal years 2005 through 2008. We have state tax net operating loss carry forwards which are open for review from 2003 and subsequent years.

Our effective tax rate for the twenty-six weeks ended June 30, 2012 was impacted by the favorable settlement of certain tax matters. Our estimated tax rate is approximately 40% before discrete items.

We expect our unrecognized tax benefits to decrease by approximately $3.7 million over the next 12 months due to the resolution of certain tax issues which are in appeals with the IRS.

11. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery, frozen and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food categories include general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for the thirteen and twenty-six weeks ended July 2, 2011 and June 30, 2012:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012
Non-Perishable Food	50.0%	48.6%	51.0%	49.7%
Perishable Food	34.1%	34.8%	33.2%	33.9%
Non-Food	15.9%	16.6%	15.8%	16.4%

12. EARNINGS PER SHARE

Prior to the conversion of our preferred stock to common stock in January 2012, the preferred stock was a participating stock security. This required the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share.“ For all periods presented, basic and diluted earnings per share excludes the effect of common stock equivalents and is computed using the two-class computation method, which excludes earnings attributable to the preferred stock preferential payments from total earnings available to common shareholders. Net earnings per common share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

The following table reflects the calculation of basic and diluted earnings per share:

	Thirteen Weeks ended		Twenty-six Weeks ended
	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012
Net earnings per common share—basic:
Net Income	$17,747	$18,911	$26,518	$21,182

Deduct: undistributed earnings allocable to convertible preferred stock	$1,781	$—	$2,661	$35

Net income attributable to common shareholders	$15,966	$18,911	$23,857	$21,147
Basic weighted average common shares outstanding	27,345	44,824	27,345	41,271
Net earnings per common share—basic	$0.58	$0.42	$0.87	$0.51

Net earnings per common share—diluted:
Weighted-average shares outstanding	27,345	44,824	27,345	41,271
Dilutive impact of convertible preferred stock	3,050	—	3,050	403
Effect of dilutive securities—nonvested restricted stock	—	166	—	139

Weighted-average shares and potential dilutive shares outstanding	30,395	44,990	30,395	41,813
Net earnings per common share—diluted	$0.58	$0.42	$0.87	$0.51

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain with a 140-year operating history. As of June 30, 2012, we operated 159 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ‘n Save, Rainbow, Copps, Metro Market and Mariano’s Fresh Market retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary. As of June 30, 2012, these stores included 93 Pick ‘n Save stores, 32 Rainbow stores, 26 Copps stores, 3 Metro Market stores and 5 Mariano’s Fresh Market stores.

In this section, we refer to the thirteen weeks ended June 30, 2012 as the “second quarter 2012” and we refer to the thirteen weeks ended July 2, 2011 as the “second quarter 2011.”

For the second quarter 2012, net sales were $996.8 million, compared to net sales of $980.4 million for the second quarter 2011. The increase in net sales was primarily due to the impact of new stores, partially offset by lower same-store sales.

Earnings per basic and diluted share was $0.42 and $0.58 in the second quarter 2012 and 2011, respectively. For the twenty-six weeks ending June 30, 2012 and July 2, 2011, earnings per basic and diluted share were $0.51 and $0.87.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market with plans to open three stores throughout the remainder of 2012 in that market. As of June 30, 2012, we had five stores open in the Chicago market.

RESULTS OF OPERATIONS

(Dollars in thousands)	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 2, 2011		June 30, 2012		July 2, 2011		June 30, 2012
Net Sales	$980,365	100.0%	$996,842	100.0%	$1,896,380	100.0%	$1,935,087	100.0%

Costs and Expenses:
Cost of sales	715,675	73.0	729,150	73.1	1,376,386	72.6	1,410,633	72.9
Operating and administrative	216,933	22.1	224,006	22.5	439,352	23.2	450,115	23.3
Interest expense (including amortization of deferred financing costs)	18,185	1.9	12,168	1.2	36,445	1.9	26,926	1.4
Loss on debt extinguishment	—	0.0	—	0.0	—	0.0	13,304	0.7

	950,793	97.0	965,324	96.8	1,852,183	97.7	1,900,978	98.2

Income before Income Taxes	29,572	3.0	31,518	3.2	44,197	2.3	34,109	1.8

Provision for Income Taxes	11,825	1.2	12,607	1.3	17,679	0.9	12,927	0.7

Net Income	$17,747	1.8%	$18,911	1.9%	$26,518	1.4%	$21,182	1.1%

Thirteen Weeks Ended June 30, 2012 Compared With Thirteen Weeks Ended July 2, 2011

Net Sales. Net sales represent product sales less returns and allowances and sales promotions. We derive our net sales primarily from the operation of retail grocery stores and to a much lesser extent from the independent distribution of food and non-food products to an independently-owned grocery store. We recognize retail sales at the point of sale. We do not record sales taxes as a component of retail revenues as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

Net sales were $996.8 million for the second quarter 2012, an increase of $16.4 million, or 1.7% from $980.4 million for the second quarter 2011. The increase primarily reflects the impact of new stores, partially offset by a 3.3% decrease in same-store sales. The same-store sales decrease was primarily due to a 3.2% decrease in the number of customer transactions. Average transaction size in the second quarter 2012 was unchanged from the second quarter 2011. Our same-store sales comparisons were negatively impacted by increased weakness in the consumer environment as a result of the soft economy and the increased effect of competitive store openings and related pricing and promotional activity in certain of our markets. In addition, the timing of the 2012 July 4th holiday negatively affected same-store sales by shifting more sales into the third quarter than during the comparable prior year quarter.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $267.7 million for the second quarter 2012, an increase of $3.0 million, or 1.1%, from $264.7 million for the second quarter 2011. Gross profit, as a percentage of net sales, was 26.9% and 27.0% for the second quarter 2012 and 2011, respectively. The decrease in gross profit as a percentage of net sales primarily reflects price and promotional investments in certain of our markets and increased shrink, partially offset by improved efficiencies in our supply chain operations.

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

Operating and administrative expenses were $224.0 million for the second quarter 2012, an increase of $7.1 million, or 3.3%, from $216.9 million for the second quarter 2011. Operating and administrative expenses, as a percentage of net sales, increased to 22.5% for the second quarter 2012 compared with 22.1% for the second quarter 2011. The increase in the rate as a percentage of net sales was primarily due to increased occupancy costs related to new and replacement stores, incremental costs related to being a public company and reduced fixed cost leverage in our core business resulting from lower same-store sales.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $12.2 million for the second quarter 2012, a decrease of $6.0 million, or 33.0%, from $18.2 million for the second quarter 2011. The decrease was primarily due to decreased levels of indebtedness and reduced interest rates resulting from our debt refinancing in the first quarter 2012 as discussed below.

Income Taxes. Provision for income taxes was $12.6 million for the second quarter 2012, an increase of $0.8 million from $11.8 million for the second quarter 2011. The effective income tax rate was 40.0% for the second quarter 2012 and the second quarter 2011.

Twenty-Six Weeks Ended June 30, 2012 Compared With Twenty-Six Weeks Ended July 2, 2011

Net Sales Net sales were $1,935.1 million for the twenty-six weeks ending June 30, 2012, an increase of $38.7 million, or 2.0% from $1,896.4 million for the twenty-six weeks ending July 2, 2011. The increase primarily reflects the impact of new stores, partially offset by a 2.7% decrease in same-store sales. The same-store sales decrease was due to a 2.0% decrease in the number of customer transactions and 0.7% decrease in the average transaction size. Our same-store sales were negatively impacted by the effect of competitive store openings during the last twelve months as well as a more challenging economic and competitive environment. Same-store sales were also affected by calendar shifts, including the New Year’s holiday, which is traditionally a slow sales day and fell in the first quarter of 2012 and the July 4th holiday, which shifted more sales into the third quarter this year.

Gross Profit. Gross profit was $524.5 million for the twenty-six weeks ending June 30, 2012, an increase of $4.5 million, or 0.9%, from $520.0 million for the twenty-six weeks ending July 2, 2011. Gross profit, as a percentage of net sales, was 27.1% and 27.4% for the twenty-six weeks ending June 30, 2012 and July 2, 2011, respectively. The decrease in gross profit as a percentage of net sales primarily reflects price and promotional investments in certain of our markets and increased shrink, offset somewhat by improved efficiencies in our supply chain operations.

Operating and Administrative Expenses. Operating and administrative expenses were $450.1 million for the twenty-six weeks ending June 30, 2012, an increase of $10.7 million, or 2.4%, from $439.4 million for the twenty-six weeks ending July 2, 2011. Operating and administrative expenses, as a percentage of net sales, increased to 23.3% for the twenty-six weeks ending June 30, 2012 compared with 23.2% for the twenty-six weeks ending July 2, 2011. The increase was primarily due to increased occupancy costs related to new and replacement stores, incremental costs related to being a public company and reduced fixed cost leverage in our core business resulting from lower same-store sales.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $26.9 million for the twenty-six weeks ending June 30, 2012, a decrease of $9.5 million, or 26.1%, from $36.4 million for the twenty-six weeks ending July 2, 2011. The decrease was primarily due to decreased levels of indebtedness resulting from our debt refinancing in the first quarter 2012 as discussed below.

Loss on Debt Extinguishment. In connection with our debt refinancing in February 2012, we recognized a loss on debt extinguishment of $13.3 million.

Income Taxes. Provision for income taxes was $12.9 million for the twenty-six weeks ending June 30, 2012, a decrease of $4.8 million from $17.7 million for the twenty-six weeks ending July 2, 2011. The effective income tax rate was 37.9% for the twenty-six weeks ending June 30, 2012 and 40.0% for the twenty-six weeks ending July 2, 2011. The decrease in the effective income tax rate in the twenty-six weeks ending June 30, 2012 was primarily due to the favorable settlement of certain open tax issues.

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	July 2, 2011	June 30, 2012
Net cash provided by operating activities	$121,740	$32,846
Net cash used in investing activities	(26,318)	(16,249)
Net cash used in financing activities	(5,452)	(38,920)

Net increase (decrease) in cash and cash equivalents	$89,970	$(22,323)

Cash and cash equivalents at end of period	$126,405	$64,745

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $32.8 million for the twenty-six weeks ended June 30, 2012 compared to $121.7 million for the twenty-six weeks ended July 2, 2011. The decrease in cash provided by operating activities was due primarily to the higher use of cash for working capital in 2012, which was primarily related to the timing of accounts payable payments which were unusual in the first half of 2011 as a result of vendor payments that were made in 2010, rather than 2011, as well as higher income tax payments made during 2012.

Net Cash Used in Investing Activities. Net cash used in investing activities for the twenty-six weeks ended June 30, 2012 was $16.2 million compared to $26.3 million for the twenty-six weeks ended July 2, 2011. The decrease is due to lower capital expenditures related to timing. Total capital expenditures for Fiscal 2012, excluding acquisitions, are estimated to be approximately $65-70 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the twenty-six weeks ended June 30, 2012 was $38.9 million compared to $5.5 million for the twenty-six weeks ended July 2, 2011. Net cash used in the twenty-six weeks ended June 30, 2012 consisted of payments of debt and capital lease obligations of $787.9 million, primarily to refinance our existing indebtedness and related financing costs of $18.2 million, offset somewhat by the net proceeds from our term loan of $664.9 million and net proceeds from our initial public offering. In addition, during the twenty-six weeks ended June 30, 2012, we paid a dividend to shareholders in the amount of $10.3 million. Net cash used in financing activities in the twenty-six weeks ended July 2, 2011 include repayments of $5.5 million on our debt and capital lease obligations.

Initial Public Offering

On February 8, 2012, we announced an initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange. On February 13, 2012, we completed our offering of 22,059,091 shares of our common stock at a price of $8.50 per share, which included 14,705,883 new shares sold by Roundy’s and the sale of 7,353,208 shares from existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111.9 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of our IPO were used to pay down our existing debt.

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

At June 30, 2012, we were in compliance with our financial covenants for all of our indebtedness.

Old Credit Facilities

Prior to the Refinancing, our long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”).

Our first and second lien loans and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the first lien loan and revolving credit facility, the applicable rate was LIBOR plus 5.00% (subject to a floor of 2.0%) and under the base rate option for the first lien loan and revolving credit facility, the applicable rate of interest was the base rate plus 4.00%. For the portion of our first lien loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%.

On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to our preferred and common shareholders. This second lien loan was issued at a 2% discount and was to mature in April 2016. This loan bore interest based upon LIBOR or base rate options. Under the LIBOR option, the applicable rate was LIBOR plus 8.0% (subject to a floor of 2%) and under the base rate option, the applicable rate was the base rate plus 7.0%.

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

We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, options to purchase stock and stock appreciation rights, costs incurred in connection with our IPO (or subsequent offerings of our Roundy’s common stock) and loss on debt extinguishment. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following is a summary of the calculation of Adjusted EBITDA for the thirteen and twenty-six weeks ended July 2, 2011 and June 30, 2012 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012
Net Income	$17,747	$18,911	$26,518	$21,182
Interest expense	17,338	11,594	34,659	25,660
Provision for income taxes	11,825	12,607	17,679	12,927
Depreciation and amortization expense	16,940	15,676	34,425	32,211
LIFO charges	550	500	1,000	1,250
Amortization of deferred financing costs	847	574	1,786	1,266
Non-cash stock compensation expense	—	419	—	657
One-time IPO expenses	—	—	—	519
Loss on debt extinguishment	—	—	—	13,304

Adjusted EBITDA	$65,247	$60,281	$116,067	$108,976

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of the quarter ended June 30, 2012, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Roundy’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, Roundy’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 19 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/s/ ROBERT A. MARIANO
Robert A. Mariano
Chairman, President and Chief Executive Officer and Director

Date: August 13, 2012

By:	/s/ DARREN W. KARST
Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: August 13, 2012

Exhibit Index

Exhibit Number	Description

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document