Form 10-Q
period 2012-09-29
Roundy's, Inc.
filed 2012-11-13
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-35422

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

As of November 1, 2012, there were 45,653,761 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen and thirty-nine week period ended September 29, 2012

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012
Net Sales	$976,881	$973,595	$2,873,262	$2,908,682

Costs and Expenses:
Cost of sales	713,699	722,432	2,090,086	2,133,065
Operating and administrative	224,455	225,907	663,808	676,022
Interest:
Interest expense, net	17,279	11,597	51,939	37,257
Amortization of deferred financing costs	847	574	2,632	1,840
Loss on debt extinguishment	—	—	—	13,304

	956,280	960,510	2,808,465	2,861,488

Income before Income Taxes	20,601	13,085	64,797	47,194
Provision for Income Taxes	8,240	5,152	25,919	18,079

Net Income	$12,361	$7,933	$38,878	$29,115

Net earnings per common share:
Basic	$0.41	$0.18	$1.28	$0.68
Diluted	$0.41	$0.18	$1.28	$0.68
Weighted average number of common shares outstanding:
Basic	27,345	44,824	27,345	42,455
Diluted	30,395	44,976	30,395	42,884

Dividends declared per share	$—	$0.23	$—	$0.46

Comprehensive Income	$12,600	$8,603	$39,594	$31,126

See notes to unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2011	September 29, 2012
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$87,068	$43,192
Notes and accounts receivable, less allowance for losses	32,467	34,206
Merchandise inventories	286,537	296,837
Prepaid expenses	18,880	18,788
Deferred income taxes	6,038	6,038

Total current assets	430,990	399,061

Property and Equipment, net	309,575	305,224

Other Assets:
Other assets - net	45,238	47,779
Goodwill	726,879	726,879

Total other assets	772,117	774,658

Total assets	$1,512,682	$1,478,943

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$245,216	$222,164
Accrued wages and benefits	48,876	36,418
Other accrued expenses	42,089	46,407
Current maturities of long-term debt and capital lease obligations	10,789	11,007
Income taxes	4,265	4,851

Total current liabilities	351,235	320,847

Long-term Debt and Capital Lease Obligations	809,352	687,996
Deferred Income Taxes	66,438	69,181
Other Liabilities	108,482	100,714

Total liabilities	1,335,507	1,178,738

Shareholders’ Equity:
Preferred Stock	1,044	—
Common stock (150,000 shares authorized, $0.01 par value, 27,072 shares and 45,654 shares at 12/31/11 and 9/29/12, respectively, issued and outstanding)	271	457
Additional paid-in-capital	—	113,742
Retained earnings	221,365	229,500
Accumulated other comprehensive loss	(45,505)	(43,494)

Total shareholders’ equity	177,175	300,205

Total liabilities and shareholders’ equity	$1,512,682	$1,478,943

See notes to unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Thirty-nine Weeks Ended
	October 1, 2011	September 29, 2012
Cash Flows From Operating Activities:
Net income	$38,878	$29,115
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization, including deferred financing costs	54,147	49,832
Gain on sale of property and equipment	(309)	(123)
LIFO charges	1,839	1,500
Amortization of debt discount	375	1,008
Stock-based compensation expense	—	1,053
Interest earned on shareholder notes receivable	(140)	—
Loss on debt extinguishment	—	13,304
Deferred income taxes	—	392

Changes in operating assets and liabilities:
Notes and accounts receivable	(1,509)	(1,739)
Merchandise inventories	(20,876)	(11,800)
Prepaid expenses	(651)	92
Other assets	370	113
Accounts payable	41,505	(23,052)
Accrued expenses and other liabilities	(12,190)	(12,492)
Income taxes	25,547	1,171

Net cash flows provided by operating activities	126,986	48,374

Cash Flows From Investing Activities:
Capital expenditures	(48,578)	(40,434)
Proceeds from sale of property and equipment	376	129

Net cash flows used in investing activities	(48,202)	(40,305)

Cash Flows From Financing Activities:
Proceeds from long-term borrowings	—	664,875
Payments of debt and capital lease obligations	(8,207)	(790,575)
Dividends paid	—	(20,619)
Issuance of common stock, net of issuance costs	—	112,540
Debt issuance and refinancing fees and related expenses	—	(18,166)

Net cash flows used in financing activities	(8,207)	(51,945)

Net increase (decrease) in Cash and Cash Equivalents	70,577	(43,876)

Cash and Cash Equivalents, Beginning of Period	36,435	87,068

Cash and Cash Equivalents, End of Period	$107,012	$43,192

Supplemental Cash Flow Information:
Cash paid for interest	$53,610	$42,239
Cash paid for income taxes	372	16,516

See notes to unaudited consolidated financial statements.

ROUNDY’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Roundy’s, Inc. (“Roundy’s” or the “Company”) is a corporation formed in 2010 for the purpose of owning and operating Roundy’s Acquisition Corp. and its 100% owned subsidiary, Roundy’s Supermarkets, Inc. (“RSI”).

Roundy’s is a leading food retailer in the state of Wisconsin. As of September 29, 2012, Roundy’s owned and operated 160 retail grocery stores, of which 121 are located in Wisconsin, 32 are located in Minnesota and 7 are located in Illinois. Roundy’s also distributes a full line of food and non-food products from three wholesale distribution centers and provides services to one independent licensee retail grocery store in Wisconsin.

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

A summary of our capitalization upon closing of the IPO is as follows (in thousands):

Common stock issued and outstanding at December 31, 2011	27,072
Conversion of preferred stock into common stock prior to IPO	3,050
Rounding of partial shares held prior to stock split	(4)
Sale of common stock through IPO	14,706

Common stock issued and outstanding at IPO, February 7, 2012	44,824

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

The accompanying unaudited consolidated financial statements as of September 29, 2012, and for the thirteen and thirty-nine weeks ended October 1, 2011 and September 29, 2012 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and our subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 2012 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending December 29, 2012.

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

4. FAIR VALUE

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable, accounts payable, capital lease obligations and other long-term debt approximated fair values as of September 29, 2012. Based on recent open market transactions of our term loan, the fair value (Level 2) and book value of long-term debt, including current maturities, are approximately $695 million and $699 million, respectively, as of September 29, 2012.

5. INVENTORIES

We use the LIFO method for valuation of a portion of inventories. If the FIFO method had been used, inventories would have been approximately $23.6 million higher on September 29, 2012 and $22.1 million higher on December 31, 2011.

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

6. SHARE-BASED COMPENSATION

We account for share-based compensation awards in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 718 – Compensation – Stock Compensation (“ASC 718”) which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.4 million and $1.1 million for the thirteen and thirty-nine weeks ended September 29, 2012, respectively, compared to no stock-based compensation for the thirteen and thirty-nine weeks ended October 1, 2011, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

Our 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. The Plan is more fully described in Part III, Item 11 in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “2012 Incentive Compensation Plan.”

The Company has granted restricted stock to certain of its employees, as well as to its non-employee directors, under the Plan. The restricted stock for employees generally vests over five years and the restricted stock for our non-employee directors vests over one year. All restricted stock granted becomes fully vested upon certain changes of control of the Company. Changes in equity awards outstanding under the Plan are summarized below (in thousands, except per share data):

	Restricted Shares Outstanding	Weighted-average grant-date fair value per share
Outstanding, December 31, 2011	—	$—

Granted	892	8.56
Lapsed	—	—
Cancelled or Expired	(62)	8.50

Outstanding, September 29, 2012	830	$8.56

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

We contribute to four multi-employer pension plans based on obligations arising from our collective bargaining agreements covering supply chain and certain store union employees. Three of these plans are underfunded as of September 29, 2012. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

Because we are one of a number of employers contributing to these plans, it is difficult to ascertain what our share of the underfunding would be, although we anticipate that our contributions to these plans may increase. If we choose to exit a plan, any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

In connection with the exit or sale of our independent distribution business, we have assigned leases and subleases for retail stores which expire at various dates through 2021. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $8.3 million. We believe the likelihood of a liability related to these assigned leases and subleases is remote.

8. EMPLOYEE BENEFIT PLANS

Net pension expense (income) in the thirteen and thirty-nine weeks ended October 1, 2011 and September 29, 2012 included the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012
Service cost	$124	$137	$372	$412
Interest cost on projected benefit obligation	2,119	1,956	6,346	5,869
Expected return on plan assets	(2,887)	(3,068)	(8,660)	(9,204)
Amortization of net actuarial loss	398	1,117	1,193	3,351

Net pension expense (income)	$(246)	$142	$(749)	$428

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

We expect our total minimum pension plan contributions for the year ending December 29, 2012 to be approximately $8.9 million.

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2011	September 29, 2012
Term Loan	$—	$671,625
First Lien Loan	634,217	—
Second Lien Loan	150,000	—
Capital Lease Obligations, 7.6% to 10%, due 2012 to 2021	36,426	35,061
Other long-term debt	1,645	1,496

	822,288	708,182
Less: Unamortized discount on Term Loan	—	9,179
Less: Unamortized discount on Second Lien Loan	2,147	—
Less: Current maturities	10,789	11,007

Long-term debt, net of current maturities	$809,352	$687,996

In connection with our IPO on February 13, 2012, RSI entered into a new senior credit facility (the “Refinancing”), consisting of a $675 million term loan (the ‘‘Term Facility’’) and a $125 million revolving credit facility (the ‘‘Revolving Facility’’ and together with the Term Facility, the ‘‘New Credit Facilities”) with the Term Facility maturing in February 2019 and the Revolving Facility maturing in February 2017. We used the net proceeds from the IPO, together with borrowings under the New Credit Facilities, to refinance our existing indebtedness and to pay accrued interest thereon and related prepayment premiums.

Borrowings under the New Credit Facilities bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility. The terms of the New Credit Facilities contain customary provisions regarding prepayments and restrictive covenants, and are also secured by substantially all of our tangible and intangible assets.

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

As of September 29, 2012, there were no outstanding borrowings under the Revolving Facility. Outstanding letters of credit, totaling $30.1 million on September 29, 2012, reduce availability under the Revolving Facility.

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

At September 29, 2012, we were in compliance with all financial covenants relating to our indebtedness.

10. INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction and several state jurisdictions. With few exceptions, we are no longer subject to review by U.S. federal and state tax authorities for years before 2005. The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for 2005 through 2011. State tax authorities are currently examining our income tax returns for fiscal years 2005 through 2008. We have state tax net operating loss carry forwards which are open for review from 2003 and subsequent years.

Our effective tax rate for the thirty-nine weeks ended September 29, 2012 was favorably impacted by the settlement of certain tax matters during 2012. Our estimated tax rate is approximately 40% before discrete items.

We expect our unrecognized tax benefits to decrease by approximately $3.3 million over the next 12 months due to the resolution of certain tax matters which are in appeals with the IRS.

11. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery, frozen and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food categories include general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for the thirteen and thirty-nine weeks ended October 1, 2011 and September 29, 2012:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012
Non-Perishable Food	50.4%	49.2%	50.8%	49.5%
Perishable Food	33.6%	33.9%	33.3%	33.9%
Non-Food	16.0%	16.9%	15.9%	16.6%

12. EARNINGS PER SHARE

Prior to the conversion of our preferred stock to common stock in January 2012, the preferred stock was a participating stock security. This required the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share.” For all periods presented, basic and diluted earnings per share excludes the effect of common stock equivalents and is computed using the two-class computation method, which excludes earnings attributable to the preferred stock preferential payments from total earnings available to common shareholders. Net earnings per common share are computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks ended		Thirty-nine Weeks ended
	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012
Net earnings per common share - basic:
Net Income	$12,361	$7,933	$38,878	$29,115

Deduct: undistributed earnings allocable to convertible preferred stock	1,240	—	3,901	35

Net income attributable to common shareholders	$11,121	$7,933	$34,977	$29,080
Basic weighted average common shares outstanding	27,345	44,824	27,345	42,455
Net earnings per common share - basic	$0.41	$0.18	$1.28	$0.68

Net earnings per common share - diluted:
Weighted-average shares outstanding	27,345	44,824	27,345	42,455
Dilutive impact of convertible preferred stock	3,050	—	3,050	268
Effect of dilutive securities - nonvested restricted stock	—	152	—	161

Weighted-average shares and potential dilutive shares outstanding	30,395	44,976	30,395	42,884

Net earnings per common share - diluted	$0.41	$0.18	$1.28	$0.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain with a 140-year operating history. As of September 29, 2012, we operated 160 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary. As of September 29, 2012, these stores included 93 Pick ’n Save stores, 32 Rainbow stores, 25 Copps stores, 3 Metro Market stores and 7 Mariano’s stores.

In this section, we refer to the thirteen weeks ended September 29, 2012 as the “third quarter 2012” and we refer to the thirteen weeks ended October 1, 2011 as the “third quarter 2011.”

For the third quarter 2012, net sales were $973.6 million, compared to net sales of $976.9 million for the third quarter 2011. The decrease in net sales was primarily due to lower same-store sales, partially offset by the impact of new stores.

Earnings per basic and diluted share was $0.18 and $0.41 in the third quarter 2012 and 2011, respectively. For the thirty-nine weeks ending September 29, 2012 and October 1, 2011, earnings per basic and diluted share were $0.68 and $1.28, respectively.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market with plans to open one additional store during the fourth quarter of 2012 in that market. As of September 29, 2012, we had seven stores open in the Chicago market.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(Dollars in thosands)	October 1, 2011		September 29, 2012		October 1, 2011		September 29, 2012
Net Sales	$976,881	100.0%	$973,595	100.0%	$2,873,262	100.0%	$2,908,682	100.0%

Costs and Expenses:
Cost of sales	713,699	73.1	722,432	74.2	2,090,086	72.7	2,133,065	73.3
Operating and administrative	224,455	23.0	225,907	23.2	663,808	23.1	676,022	23.2
Interest expense (including amortization of deferred financing costs)	18,126	1.9	12,171	1.3	54,571	1.9	39,097	1.3
Loss on debt extinguishment	—	0.0	—	0.0	—	0.0	13,304	0.5

	956,280	97.9	960,510	98.7	2,808,465	97.7	2,861,488	98.4

Income before Income Taxes	20,601	2.1	13,085	1.3	64,797	2.3	47,194	1.6

Provision for Income Taxes	8,240	0.8	5,152	0.5	25,919	0.9	18,079	0.6

Net Income	$12,361	1.3%	$7,933	0.8%	$38,878	1.4%	$29,115	1.0%

Thirteen Weeks Ended September 29, 2012 Compared With Thirteen Weeks Ended October 1, 2011

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

Net sales were $973.6 million for the third quarter 2012, a decrease of $3.3 million, or 0.3% from $976.9 million for the third quarter 2011. The decrease primarily reflects a 3.6% decrease in same-store sales, partially offset by the impact of new stores. The decline in same-store sales was primarily due to a 3.0% decrease in the number of customer transactions and a 0.7% decrease in average transaction size. Our same-store sales comparisons were negatively impacted by the increased effect of competitive store openings and related pricing and promotional activity in certain of our markets as a result of the continuation of a challenging economic environment for our customers, as well as the performance of certain promotional programs which did not perform as well as last year. In addition, we did experience deflationary trends, some of which were related to pricing and promotional activity, in several key product categories that also negatively affected our same-store sales.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $251.2 million for the third quarter 2012, a decrease of $12.0 million, or 4.6%, from $263.2 million for the third quarter 2011. Gross profit, as a percentage of net sales, was 25.8% and 26.9% for the third quarter 2012 and 2011, respectively. The decrease in gross profit as a percentage of net sales primarily reflects greater price and promotional investments in certain of our markets and increased shrink as a result of warm weather conditions.

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

Operating and administrative expenses were $225.9 million for the third quarter 2012, an increase of $1.4 million, or 0.6%, from $224.5 million for the third quarter 2011. Operating and administrative expenses, as a percentage of net sales, increased to 23.2% for the third quarter 2012 compared with 23.0% for the third quarter 2011. The increase in the rate as a percentage of net sales was primarily due to increased occupancy costs related to new and replacement stores, employee costs, incremental costs related to being a public company and reduced fixed cost leverage in our core business resulting from lower same-store sales. Included in the third quarter 2012 were $1.4 million of recruiting, relocation and severance charges related to the Company’s recently announced management changes.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $12.2 million for the third quarter 2012, a decrease of $5.9 million, or 32.6%, from $18.1 million for the third quarter 2011. The decrease was primarily due to decreased levels of indebtedness and reduced interest rates resulting from our debt refinancing in the first quarter 2012 as discussed below.

Income Taxes. Provision for income taxes was $5.2 million for the third quarter 2012, a decrease of $3.0 million from $8.2 million for the third quarter 2011. The effective income tax rate was 39.4% for the third quarter 2012 and 40.0% for the third quarter 2011.

Thirty-nine Weeks Ended September 29, 2012 Compared With Thirty-nine Weeks Ended October 1, 2011

Net Sales Net sales were $2,908.7 million for the thirty-nine weeks ended September 29, 2012, an increase of $35.4 million, or 1.2% from $2,873.3 million for the thirty-nine weeks ended October 1, 2011. The increase primarily reflects the impact of new stores, partially offset by a 3.0% decrease in same-store sales. The decline in same-store sales was due to a 2.3% decrease in the number of customer transactions and 0.7% decrease in the average transaction size. Our same-store sales were negatively impacted by the effect of competitive store openings during the last twelve months and the performance of certain promotional programs, as well as a more challenging economic and competitive environment. Same-store sales were also affected by the calendar shift of the New Year’s holiday, which is traditionally a slow sales day and fell in the first quarter of 2012.

Gross Profit. Gross profit was $775.6 million for the thirty-nine weeks ended September 29, 2012, a decrease of $7.6 million, or 1.0%, from $783.2 million for the thirty-nine weeks ended October 1, 2011. Gross profit, as a percentage of net sales, was 26.7% and 27.3% for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. The decrease in gross profit as a percentage of net sales primarily reflects price and promotional investments in certain of our markets and increased shrink, offset somewhat by lower costs in our supply chain operations.

Operating and Administrative Expenses. Operating and administrative expenses were $676.0 million for the thirty-nine weeks ended September 29, 2012, an increase of $12.2 million, or 1.8%, from $663.8 million for the thirty-nine weeks ended October 1, 2011. Operating and administrative expenses, as a percentage of net sales, increased to 23.2% for the thirty-nine weeks ended September 29, 2012 compared with 23.1% for the thirty-nine weeks ended October 1, 2011. The increase was primarily due to increased occupancy costs related to new and replacement stores, employee costs, incremental costs related to being a public company and reduced fixed cost leverage in our core business resulting from lower same-store sales. Included in the thirty-nine weeks ended September 29, 2012 were $1.4 million of recruiting, relocation and severance charges related to the Company’s recently announced management changes and $0.5 million of one-time IPO expenses.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $39.1 million for the thirty-nine weeks ended September 29, 2012, a decrease of $15.5 million, or 28.4%, from $54.6 million for the thirty-nine weeks ended October 1, 2011. The decrease was primarily due to decreased levels of indebtedness resulting from our debt refinancing in the first quarter 2012 as discussed below.

Loss on Debt Extinguishment. In connection with our debt refinancing in February 2012, we recognized a loss on debt extinguishment of $13.3 million.

Income Taxes. Provision for income taxes was $18.1 million for the thirty-nine weeks ended September 29, 2012, a decrease of $7.8 million from $25.9 million for the thirty-nine weeks ended October 1, 2011. The effective income tax rate was 38.3% for the thirty-nine weeks ended September 29, 2012 and 40.0% for the thirty-nine weeks ended October 1, 2011. The decrease in the effective income tax rate in the thirty-nine weeks ended September 29, 2012 was primarily due to the favorable settlement of certain open tax matters during 2012.

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Thirty-nine Weeks Ended
	October 1, 2011	September 29, 2012
Net cash provided by operating activities	$126,986	$48,374
Net cash used in investing activities	(48,202)	(40,305)
Net cash used in financing activities	(8,207)	(51,945)

Net increase (decrease) in cash and cash equivalents	$70,577	$(43,876)

Cash and cash equivalents at end of period	$107,012	$43,192

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $48.4 million for the thirty-nine weeks ended September 29, 2012 compared to $127.0 million for the thirty-nine weeks ended October 1, 2011. The decrease in cash provided by operating activities was due primarily to the higher use of cash for working capital in 2012, which was primarily related to the timing of accounts payable payments which were unusual in the first half of 2011 as a result of vendor payments that were made in 2010, rather than 2011, as well as lower operating income during 2012 and higher income tax payments made during 2012.

Net Cash Used in Investing Activities. Net cash used in investing activities for the thirty-nine weeks ended September 29, 2012 was $40.3 million compared to $48.2 million for the thirty-nine weeks ended October 1, 2011. Total capital expenditures for Fiscal 2012, excluding acquisitions, are estimated to be approximately $60-65 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the thirty-nine weeks ended September 29, 2012 was $51.9 million compared to $8.2 million for the thirty-nine weeks ended October 1, 2011. Net cash used in the thirty-nine weeks ended September 29, 2012 consisted of payments of debt and capital lease obligations of $790.6 million, primarily to refinance our existing indebtedness and related financing costs of $18.2 million, offset somewhat by the net proceeds from our term loan of $664.9 million and net proceeds from our initial public offering. In addition, during the thirty-nine weeks ended September 29, 2012, we paid dividends to shareholders in the amount of $20.6 million. Net cash used in financing activities in the thirty-nine weeks ended October 1, 2011 include repayments of $8.2 million on our debt and capital lease obligations.

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

New Senior Credit Facility

In connection with the completion of our IPO, Roundy’s Supermarkets, Inc. (“RSI”) entered into a new senior credit facility (the “Refinancing”), consisting of a $675 million term loan (the “Term Facility”) and a $125 million revolving credit facility (the “Revolving Facility” and together with the Term Facility, the “New Credit Facilities”) with the Term Facility maturing in February 2019 and the Revolving Facility maturing in February 2017. We used the net proceeds from the IPO, together with borrowings under the New Credit Facilities, to refinance our existing indebtedness and to pay accrued interest and related prepayment premiums.

Borrowings under the Term Facility and the Revolving Facility bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility.

All of RSI’s obligations under the New Credit Facilities are unconditionally guaranteed (the “Guarantees”) by each of the direct and indirect subsidiaries of the Company (other than any future unrestricted subsidiaries as we may designate, at our discretion, from time to time) (the “Guarantors”).

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

The New Credit Facilities contain a number of customary affirmative covenants. The New Credit Facilities also contain customary negative covenants, including restrictions on (i) dividends on, and redemptions of, equity interest and other restricted payments (with a permitted basket for cash dividends on common stock in the sum of (a) 70% of excess cash flow calculated on a quarterly basis and (b) $25,000,000, plus a builder basket based on the Company’s retained portion of adjusted excess cash flow measured cumulatively, in each case, subject to pro forma compliance with financial covenants and no default or event of default being continuing,; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; (vii) changes in business conducted by the Borrower and its subsidiaries; (viii) payment or amendment of subordinated debt and organizational documents; and (ix) maximum capital expenditures. Excess cash flow is an amount equal to Adjusted EBITDA minus capital expenditures, cash payments of interest, cash payments of taxes, mandatory loan repayments and amortization of capital leases for that period. RSI is also required to comply with the following financial covenants: (i) a maximum total leverage ratio and (ii) a minimum cash interest coverage ratio.

At September 29, 2012, we were in compliance with our financial covenants for all of our indebtedness.

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

We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, options to purchase stock and stock appreciation rights, costs incurred in connection with our IPO (or subsequent offerings of our Roundy’s common stock), loss on debt extinguishment and certain unusual employee related costs. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following is a summary of the calculation of Adjusted EBITDA for the thirteen and thirty-nine weeks ended October 1, 2011 and September 29, 2012 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	September 29, 2012	October 1, 2011	September 29, 2012
Net Income	$12,361	$7,933	$38,878	$29,115
Interest expense	17,279	11,597	51,939	37,257
Provision for income taxes	8,240	5,152	25,919	18,079
Depreciation and amortization expense	17,091	15,781	51,515	47,992
LIFO charges	839	250	1,839	1,500
Amortization of deferred financing costs	847	574	2,632	1,840
Non-cash stock compensation expense	—	396	—	1,053
Executive recruiting fees and relocation expenses	—	484	—	484
Severance to former executives	—	904	—	904
One-time IPO expenses	—	—	—	519
Loss on debt extinguishment	—	—	—	13,304

Adjusted EBITDA	$56,657	$43,071	$172,722	$152,047

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

Based on our accounting policy, we evaluated the carrying value of goodwill for impairment as of the first day of the third quarter 2012 and concluded that there was no impairment of goodwill. We will continue to evaluate goodwill for impairment throughout the remainder of the year, taking into account any relevant events or circumstances that may indicate the fair value of our one financial reporting unit is below its carrying amount.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of the quarter ended September 29, 2012, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in Roundy’s internal control over financial reporting during the quarter ended September 29, 2012, that has materially affected, or is reasonably likely to materially affect, Roundy’s internal control over financial reporting.

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

Date: November 13, 2012

By:	/s/ DARREN W. KARST

Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: November 13, 2012

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