Form 10-Q
period 2013-03-30
Roundy's, Inc.
filed 2013-05-10
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of May 1, 2013, there were 46,750,940 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen week period ended March  30, 2013

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	March 30, 2013
Net Sales	$938,245	$983,505
Costs and Expenses:
Cost of sales	681,483	721,005
Operating and administrative	226,109	235,819
Interest:
Interest expense, net	14,066	11,584
Amortization of deferred financing costs	692	573
Loss on debt extinguishment	13,304	—

	935,654	968,981

Income before Income Taxes	2,591	14,524
Provision for Income Taxes	320	5,877

Net Income	$2,271	$8,647

Net earnings per common share:
Basic	$0.06	$0.19
Diluted	$0.06	$0.19
Weighted average number of common shares outstanding:
Basic	37,719	44,912
Diluted	38,596	44,951

Dividends declared per share	$—	$0.12

Comprehensive Income	$2,942	$9,306

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 29, 2012	March 30, 2013
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$72,889	$65,315
Notes and accounts receivable, less allowance for losses	33,118	34,530
Merchandise inventories	292,673	288,319
Prepaid expenses	9,706	14,959
Deferred income taxes	5,259	5,259

Total current assets	413,645	408,382

Property and Equipment, net	314,044	309,406
Other Assets:
Other assets—net	46,410	45,479
Goodwill	605,986	605,986

Total other assets	652,396	651,465

Total assets	$1,380,085	$1,369,253

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$240,392	$225,509
Accrued wages and benefits	39,540	36,616
Other accrued expenses	40,594	43,302
Current maturities of long-term debt and capital lease obligations	10,918	11,025
Income taxes	2,292	8,262

Total current liabilities	333,736	324,714

Long-term Debt and Capital Lease Obligations	685,644	681,221
Deferred Income Taxes	59,112	59,350
Other Liabilities	108,327	106,772

Total liabilities	1,186,819	1,172,057

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock (5,000 shares authorized at 12/29/12 and 3/30/13, respectively, $0.01 par value, 0 shares at 12/29/12 and 3/30/13, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 45,654 shares and 45,598 shares at 12/29/12 and 3/30/13, respectively, issued and outstanding)	457	456
Additional paid-in-capital	114,120	114,509
Retained earnings	125,649	128,532
Accumulated other comprehensive loss	(46,960)	(46,301)

Total shareholders’ equity	193,266	197,196

Total liabilities and shareholders’ equity	$1,380,085	$1,369,253

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	March 30, 2013
Cash Flows From Operating Activities:
Net income	$2,271	$8,647
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization, including deferred financing costs	17,227	16,971
(Gain) loss on sale of property and equipment	(12)	23
LIFO charges	750	500
Amortization of debt discount	260	372
Stock-based compensation expense	238	389
Loss on debt extinguishment	13,304	—
Deferred income taxes	59	(201)
Changes in operating assets and liabilities:
Notes and accounts receivable	(2,214)	(1,412)
Merchandise inventories	(23,380)	3,854
Prepaid expenses	209	(5,253)
Other assets	(86)	(39)
Accounts payable	(2,912)	(14,883)
Accrued expenses and other liabilities	(10,369)	(1,087)
Income taxes	(2,242)	6,013

Net cash flows (used in) provided by operating activities	(6,897)	13,894

Cash Flows From Investing Activities:
Capital expenditures	(6,855)	(11,467)
Proceeds from sale of property and equipment	12	81

Net cash flows used in investing activities	(6,843)	(11,386)

Cash Flows From Financing Activities:
Borrowings on revolving credit facility	—	25,000
Payments made on revolving credit facility	—	(25,000)
Proceeds from long-term borrowings	664,875	—
Payments of debt and capital lease obligations	(785,202)	(4,688)
Dividends paid to common shareholders	—	(5,394)
Issuance of common stock, net of issuance costs	112,570	—
Debt issuance and refinancing fees and related expenses	(17,972)	—

Net cash flows used in financing activities	(25,729)	(10,082)

Net decrease in Cash and Cash Equivalents	(39,469)	(7,574)
Cash and Cash Equivalents, Beginning of Period	87,068	72,889

Cash and Cash Equivalents, End of Period	$47,599	$65,315

Supplemental Cash Flow Information:
Cash paid for interest	$18,387	$11,899
Cash paid for income taxes	2,503	65

See notes to accompanying unaudited consolidated financial statements.

ROUNDY’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Roundy’s, Inc. (“Roundy’s” or the “Company”) is a corporation formed in 2010 for the purpose of owning and operating Roundy’s Acquisition Corp. and its 100% owned subsidiary, Roundy’s Supermarkets, Inc. (“RSI”).

Roundy’s is a leading food retailer in the state of Wisconsin. As of March 30, 2013, Roundy’s owned and operated 161 retail grocery stores, of which 121 are located in Wisconsin, 31 are located in Minnesota and 9 are located in Illinois. Roundy’s also distributes a full line of food and non-food products from three wholesale distribution centers and provides services to one independent licensee retail grocery store in Wisconsin.

Initial Public Offering – On February 7, 2012, Roundy’s priced its initial public offering (the “IPO”) of its common stock which began trading on the New York Stock Exchange on February 8, 2012. On February 13, 2012, Roundy’s completed the offering of 22,059,091 shares of its common stock at a price of $8.50 per share, which included 14,705,883 shares sold by Roundy’s and 7,353,208 shares sold by existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111.8 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of Roundy’s IPO were used to pay down RSI’s existing debt (see the Long-Term Debt footnote below).

A summary of Roundy’s capitalization upon closing of the IPO is as follows (in thousands):

Common stock issued and outstanding at December 31, 2011	27,072
Conversion of preferred stock into common stock prior to IPO	3,050
Rounding of partial shares held prior to stock split	(4)
Sale of common stock through IPO	14,706

Common stock issued and outstanding at IPO, February 7, 2012	44,824

On January 24, 2012, the Board of Directors approved an amendment to the articles of incorporation to increase the number of shares Roundy’s is authorized to issue to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to convert all of its outstanding preferred stock into shares of common stock on a one-for-one basis. Subsequent to the preferred stock conversion, the Board of Directors approved an approximately 292.2-for-one stock split on all common shares outstanding as of that date. In accordance with applicable accounting rules, the Company has restated all of the historical common share and per share amounts to give retroactive effect to this 292.2-for-one common stock split but have not given retroactive effect to the conversion of preferred stock into common stock. Therefore, the 10,439 shares of outstanding preferred stock outstanding on January 24, 2012 are reflected as having been converted and then subsequently split on that date.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and do not include all of the information and footnotes required for complete, audited financial statements. For further information, refer to the consolidated financial statements and footnotes included in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 29, 2012.

The accompanying unaudited consolidated financial statements as of March 30, 2013, and for the thirteen weeks ended March 31, 2012 and March 30, 2013 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen weeks ended March 30, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.

Unless the context otherwise indicates, all references in these financial statements to the “Company,” or “Roundy’s,” or similar words are to Roundy’s, Inc.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether certain events and circumstances exist that indicate it is more likely than not that an indefinite-lived intangible asset is impaired. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If as a result of the qualitative assessment it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the company is not required to take further action and calculate the fair value of a reporting unit. ASU No. 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Because the standard only impacts annual and any interim impairment tests, the Company does not anticipate this standard will have an impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on the Company’s consolidated financial statements.

4. FAIR VALUE

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable and accounts payable, approximated fair value as of March 30, 2013. Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $21.7 million, as of March 30, 2013. Based on recent open market transactions of the Company’s term loan, the fair value of long-term debt, including current maturities, is approximately $671.0 million as of March 30, 2013. The Company considers the fair value of the capital leases and term loan to be Level 2 within the fair value hierarchy.

5. INVENTORIES

The Company uses the LIFO method for valuation of a portion of inventories. If the FIFO method had been used, inventories would have been approximately $24.0 million higher on March 30, 2013 and $23.5 million higher on December 29, 2012.

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

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 29, 2012	March 30, 2013
Term Loan	$671,625	$667,925
Capital Lease Obligations, 7.6% to 10%, due 2013 to 2027	32,298	31,344
Other long-term debt	1,445	1,411

	705,368	700,680
Less: Unamortized discount on Term Loan	8,806	8,434
Less: Current maturities	10,918	11,025

Long-term debt, net of current maturities	$685,644	$681,221

In connection with the IPO on February 13, 2012, RSI entered into a new senior credit facility (the “Refinancing”), consisting of a $675 million term loan (the ‘‘Term Facility’’) and a $125 million revolving credit facility (the ‘‘Revolving Facility’’ and together with the Term Facility, the ‘‘Credit Facilities”) with the Term Facility maturing in February 2019 and the Revolving Facility maturing in February 2017. The Company used the net proceeds from the IPO, together with borrowings under the Credit Facilities, to refinance RSI’s existing indebtedness and to pay accrued interest thereon and related prepayment premiums.

Borrowings under the Credit Facilities bear interest, at the Company’s option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility. The terms of the Credit Facilities contain customary provisions regarding prepayments and restrictive covenants, and are also secured by substantially all of the Company’s tangible and intangible assets.

In connection with the Refinancing, the Company recognized a loss on debt extinguishment of $13.3 million, which consists primarily of the write-off of $4.5 million of previously capitalized financing costs, the write-off of the remaining unamortized discount of $2.1 million on the old second lien loan that was repaid, prepayment premiums on the old first and second lien loans that were repaid and certain fees and expenses of $2.0 million related to the Credit Facilities.

As of March 30, 2013, there were no outstanding borrowings under the Revolving Facility. Outstanding letters of credit, totaling $27.6 million on March 30, 2013, reduce availability under the Revolving Facility.

Prior to the Refinancing, the Company’s long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”). The Company’s first and second lien loans and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the first lien loan and revolving credit facility, the applicable rate was LIBOR plus 5.00% (subject to a floor of 2.0%) and under the base rate option for the first lien loan and revolving credit facility, the applicable rate of interest was the base rate plus 4.00%. For the portion of the first lien loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%. On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to its preferred and common shareholders. This second lien loan was issued at a 2% discount and was to mature in April 2016. This loan bore interest based upon LIBOR or base rate options. Under the LIBOR option, the applicable rate was LIBOR plus 8.0% (subject to a floor of 2%) and under the base rate option, the applicable rate was the base rate plus 7.0%.

The Company’s credit agreement contains various restrictive covenants which, among other things: (i) prohibit it from prepaying other indebtedness; (ii) require it to maintain specified financial ratios; and (iii) limit its capital expenditures. In addition, the credit agreement limits the Company’s ability to declare or pay dividends.

At March 30, 2013, the Company was in compliance with all financial covenants relating to its indebtedness.

7. EMPLOYEE BENEFIT PLANS

Net pension expense (income) in the thirteen weeks ended March 31, 2012 and March 30, 2013 included the following components (in thousands):

	Thirteen Weeks Ended
	March 31, 2012	March 30, 2013
Service cost	$137	$—
Interest cost on projected benefit obligation	1,956	1,839
Expected return on plan assets	(3,067)	(3,287)
Amortization of net actuarial loss	1,117	1,099

Net pension expense (income)	$143	$(349)

On April 28, 2010, the Company amended its agreement with the Pension Benefit Guaranty Corporation (“PBGC”) dated November 3, 2005, whereby, among other things, it agreed to contribute $7.5 million in April 2010, $5 million in April 2011 and $2.5 million in April 2012 to its primary pension plan. In addition, in April 2010 the Company increased the amount of the letter of credit it had posted in favor of the PBGC to $12.5 million from $10 million, for the benefit of the pension plan, which was in place until December 2012, when certain conditions were satisfied. During 2012, the Company was allowed to reduce the letter of credit, and as of March 30, 2013, the amount of the letter of credit the Company had posted in favor of the PBGC was $10 million.

The Company expects its total minimum pension plan contributions for the year ending December 28, 2013 to be approximately $1.4 million.

8. INCOME TAXES

The Company’s effective tax rate for the thirteen weeks ended March 30, 2013 is approximately 40.5%.

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

9. COMMITMENTS AND CONTINGENCIES

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

The Company contributes to four multi-employer pension plans based on obligations arising from its collective bargaining agreements covering supply chain and certain store union employees. Three of these plans are underfunded as of March 30, 2013. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

Because the Company is one of a number of employers contributing to these plans, it is difficult to ascertain what its share of the underfunding would be, although the Company anticipates that its contributions to these plans may increase. If the Company chooses to exit a plan, any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

In connection with the exit or sale of its independent distribution business, the Company has assigned leases and subleases for retail stores which expire at various dates through 2021. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $6.7 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised solely of the adjustments for employee benefit plans. During the thirteen weeks ended March 30, 3013, the entire amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans. During the thirteen weeks ended March 30, 2013, pension income is included within operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. The change in accumulated other comprehensive loss consisted of the following:

Balance at December 29, 2012	$(46,960)

Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated comprehensive income, net of $440 of income taxes	659

Net current-period other comprehensive income	659

Balance at March 30, 2013	$(46,301)

11. EARNINGS PER SHARE

The Company had one class of common stock as of March 30, 2013. Prior to the conversion of The Company’s preferred stock to common stock in January 2012, the preferred stock was a participating stock security requiring the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share”. For the thirteen weeks ended March 31, 2012, basic and diluted earnings per share excludes the effect of common stock equivalents and is computed using the two-class computation method, which excludes earnings attributable to the preferred stock preferential payments from total earnings available to common shareholders.

For the quarter ended March 30, 2013 there were equity awards outstanding of approximately 93,410 shares that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 31, 2012	March 30, 2013
Net earnings per common share—basic:
Net Income	$2,271	$8,647
Deduct: undistributed earnings allocable to convertible preferred stock	35	—

Net income attributable to common shareholders	$2,236	$8,647
Basic weighted average common shares outstanding	37,719	44,912
Net earnings per common share—basic	$0.06	$0.19

Net earnings per common share—diluted:
Weighted-average shares outstanding	37,719	44,912
Dilutive impact of convertible preferred stock	804	—
Effect of dilutive securities—nonvested restricted stock	73	39

Weighted-average shares and potential dilutive shares outstanding	38,596	44,951
Net earnings per common share—diluted	$0.06	$0.19

12. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of March 30, 2013 there were 4,882,743 remaining shares available for issuance.

The Company has granted restricted stock to certain of its employees, as well as to its non-employee directors, under the Plan. The restricted stock that has been granted for employees generally vests over five years and the restricted stock for non-employee directors vests over one year. These shares generally have the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s stock agreement. All restricted stock granted becomes fully vested upon certain changes of control of the Company.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718 – Compensation – Stock Compensation which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.4 million for the thirteen weeks ended March 30, 2013, compared to $0.2 million for the thirteen weeks ended March 31, 2012, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

	Restricted Shares Outstanding	Weighted-average grant-date fair value per share
Outstanding, December 29, 2012	830	$8.56
Granted	8	4.58
Vested	(179)	8.50
Cancelled or Expired	(13)	8.50

Outstanding, March 30, 2013	646	8.53

13. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery, frozen and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food categories include general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for the thirteen weeks ended March 31, 2012 and March 30, 2013:

	Thirteen Weeks Ended
	March 31, 2012	March 30, 2013
Non-Perishable Food	50.9%	49.4%
Perishable Food	33.0%	34.6%
Non-Food	16.1%	16.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain with a 141-year operating history. As of March 30, 2013, we operated 161 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary. As of March 30, 2013, these stores included 93 Pick ’n Save stores, 31 Rainbow stores, 25 Copps stores, 3 Metro Market stores and 9 Mariano’s stores.

In this section, we refer to the thirteen weeks ended March 30, 2013 as the “first quarter 2013” and we refer to the thirteen weeks ended March 31, 2012 as the “first quarter 2012.”

For the first quarter 2013, net sales were $983.5 million, compared to net sales of $938.2 million for the first quarter 2012. The increase in net sales was primarily due to the impact of new stores and an increase in same-store sales due to holiday shifts of the 2013 Easter and 2013 New Year’s holiday.

Earnings per basic and diluted share was $0.19 and $0.06 in the first quarter 2013 and 2012, respectively. Results for the first quarter 2012 included expenses of approximately $13.8 million ($8.4 million, net of income tax expense) incurred in connection with the debt refinancing and IPO in February 2012.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market with plans to open four additional stores during the remainder of 2013 in that market. As of March 30, 2013, we had nine stores open in the Chicago market.

RESULTS OF OPERATIONS

(Dollars in thousands)	Thirteen Weeks Ended
	March 31, 2012		March 30, 2013
Net Sales	$938,245	100.0%	$983,505	100.0%
Costs and Expenses:
Cost of sales	681,483	72.6	721,005	73.3
Operating and administrative	226,109	24.1	235,819	24.0
Interest expense (including amortization of deferred financing costs)	14,758	1.6	12,157	1.2
Loss on debt extinguishment	13,304	1.4	—	0.0

	935,654	99.7	968,981	98.5

Income before Income Taxes	2,591	0.3	14,524	1.5
Provision for Income Taxes	320	0.0	5,877	0.6

Net Income	$2,271	0.2%	$8,647	0.9%

Thirteen Weeks Ended March 30, 2013 Compared With Thirteen Weeks Ended March 31, 2012

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

Net sales were $983.5 million for the first quarter 2013, an increase of $45.3 million, or 4.8% from $938.2 million for the first quarter 2012. The increase primarily reflects the benefit of new stores and a 1.3% increase in same-store sales. Same-store sales comparisons were positively impacted by the 2013 Easter and 2013 New Year’s holiday shifts, partially offset by the negative effect of competitive store openings, the shift to greater generic pharmacy sales and the challenging economic environment. Additionally, same-store sales were positively impacted by a 5.2% increase in average transaction size, partially offset by a 3.7% decrease in the number of customer transactions. Adjusted for the effect of the calendar shifts, same-store sales declined 0.8%.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $262.5 million for the first quarter 2013, an increase of $5.7 million, or 2.2%, from $256.8 million for the first quarter 2012. Gross profit, as a percentage of net sales, was 26.7% and 27.4% for the first quarter 2013 and 2012, respectively. The decrease in gross profit as a percentage of net sales primarily reflects greater price and promotional investments in certain markets and increased shrink, partially offset by an increased perishable sales mix.

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

Operating and administrative expenses were $235.8 million for the first quarter 2013, an increase of $9.7 million, or 4.3%, from $226.1 million for the first quarter 2012. The increase in operating and administrative expense dollars was primarily due to increased labor and occupancy costs related to new and replacement stores. Operating and administrative expenses, as a percentage of net sales, decreased to 24.0% for the first quarter 2013 compared with 24.1% for the first quarter 2012. The decrease in the rate as a percentage of net sales was primarily due to increased fixed cost leveraging resulting from higher sales.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $12.2 million for the first quarter 2013, a decrease of $2.6 million, or 17.6%, from $14.8 million for the first quarter 2012. The decrease was primarily due to reduced interest rates on our term loan and decreased levels of indebtedness from our debt refinancing in the first quarter 2012.

Income Taxes. Provision for income taxes was $5.9 million for the first quarter 2013, an increase of $5.6 million from $0.3 million for the first quarter 2012. The effective income tax rate was 40.5% for the first quarter 2013 and 12.4% for the first quarter 2012. The low effective tax rate in the first quarter 2012 was primarily due to the favorable settlement of certain open tax issues which, while not significant in dollar terms, did have an unusually large positive impact on our first quarter 2012 tax rate due to our reduced pre-tax income in the first quarter 2012, which was primarily a result of the loss on debt extinguishment.

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Thirteen Weeks Ended
	March 31, 2012	March 30, 2013
Net cash (used in) provided by operating activities	$(6,897)	$13,894
Net cash used in investing activities	(6,843)	(11,386)
Net cash used in financing activities	(25,729)	(10,082)

Net decrease in cash and cash equivalents	$(39,469)	$(7,574)

Cash and cash equivalents at end of period	$47,599	$65,315

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $13.9 million for the first quarter 2013 compared to cash used in operating activities of $6.9 million for the first quarter 2012. The increase in cash provided by operating activities was due primarily to decreased inventory levels, partially offset by timing of payments for inventory, both of which are related to the earlier timing of the Easter holiday as compared to 2012, as well as higher net income.

Net Cash Used in Investing Activities. Net cash used in investing activities in the first quarter 2013 was $11.4 million compared to $6.8 million for the first quarter 2012. The increase is due to higher capital expenditures. Total capital expenditures for Fiscal 2013, excluding acquisitions, are estimated to be approximately $63-68 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the first quarter 2013 was $10.1 million compared to $25.7 million for the first quarter 2012. Net cash used in the first quarter 2013 consisted of dividends paid to shareholders in the amount of $5.4 million and payments of debt and capital lease obligations of $4.7 million. Net cash used in financing activities in the first quarter 2012 consisted of payments of debt and capital lease obligations of $785.2 million, primarily to refinance our existing indebtedness and related financing costs of $18.0 million, offset somewhat by the net proceeds from our term loan of $664.9 million and net proceeds from our initial public offering.

Initial Public Offering

On February 7, 2012, we priced the initial public offering (“IPO”) of our common stock which began trading on the New York Stock Exchange on February 8, 2012. On February 13, 2012, we completed our offering of 22,059,091 shares of our common stock at a price of $8.50 per share, which included 14,705,883 new shares sold by Roundy’s and the sale of 7,353,208 shares from existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111.8 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of our IPO were used to pay down RSI’s existing debt.

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

At March 30, 2013, we were in compliance with our financial covenants for all of our indebtedness.

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

To properly and prudently evaluate our business, we encourage you to review our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

The following is a summary of the calculation of Adjusted EBITDA for the thirteen weeks ended March 31, 2012 and March 30, 2013 (in thousands):

	Thirteen Weeks Ended
	March 31, 2012	March 30, 2013
Net Income	$2,271	$8,647
Interest expense	14,066	11,584
Provision for income taxes	320	5,877
Depreciation and amortization expense	16,535	16,398
LIFO charges	750	500
Amortization of deferred financing costs	692	573
Non-cash stock compensation expense	238	389
One-time IPO expenses	519	—
Loss on debt extinguishment	13,304	—

Adjusted EBITDA	$48,695	$43,968

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: inventories, income taxes, discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance, employee benefit plans, goodwill, and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of March 30, 2013, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 20 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/s/ ROBERT A. MARIANO
Robert A. Mariano
Chairman, President and Chief Executive Officer and Director

Date: May 10, 2013

By:	/s/ DARREN W. KARST
Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: May 10, 2013

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