Form 10-Q
period 2013-06-29
Roundy's, Inc.
filed 2013-08-09
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of August 1, 2013, there were 46,797,186 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen and twenty-six week periods ended June 29, 2013

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013
Net Sales	$996,842	$980,326	$1,935,087	$1,963,831
Costs and Expenses:
Cost of sales	729,150	715,160	1,410,633	1,436,165
Operating and administrative	224,006	231,338	450,115	467,157
Interest:
Interest expense, net	11,594	11,468	25,660	23,052
Amortization of deferred financing costs	574	574	1,266	1,147
Loss on debt extinguishment	—	—	13,304	—

	965,324	958,540	1,900,978	1,927,521

Income before Income Taxes	31,518	21,786	34,109	36,310
Provision for Income Taxes	12,607	8,314	12,927	14,191

Net Income	$18,911	$13,472	$21,182	$22,119

Net earnings per common share:
Basic	$0.42	$0.30	$0.51	$0.49
Diluted	$0.42	$0.30	$0.51	$0.49
Weighted average number of common shares outstanding:
Basic	44,824	44,962	41,271	44,962
Diluted	44,990	45,214	41,813	45,045
Dividends declared per share	$0.23	$0.12	$0.23	$0.24
Comprehensive Income	$19,581	$14,132	$22,523	$23,438

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 29, 2012	June 29, 2013
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$72,889	$75,817
Notes and accounts receivable, less allowance for losses	33,118	38,316
Merchandise inventories	292,673	294,580
Prepaid expenses	9,706	14,609
Deferred income taxes	5,259	5,259

Total current assets	413,645	428,581

Property and Equipment, net	314,044	304,402
Other Assets:
Other assets—net	46,410	44,133
Goodwill	605,986	605,986

Total other assets	652,396	650,119

Total assets	$1,380,085	$1,383,102

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$240,392	$229,670
Accrued wages and benefits	39,540	37,082
Other accrued expenses	40,594	44,232
Current maturities of long-term debt and capital lease obligations	10,918	11,134
Income taxes	2,292	7,467

Total current liabilities	333,736	329,585

Long-term Debt and Capital Lease Obligations	685,644	679,095
Deferred Income Taxes	59,112	54,304
Other Liabilities	108,327	113,626

Total liabilities	1,186,819	1,176,610

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock (5,000 shares authorized at 12/29/12 and 6/29/13, respectively, $0.01 par value, 0 shares at 12/29/12 and 6/29/13, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 45,654 shares and 46,797 shares at 12/29/12 and 6/29/13, respectively, issued and outstanding)	457	468
Additional paid-in-capital	114,120	115,260
Retained earnings	125,649	136,405
Accumulated other comprehensive loss	(46,960)	(45,641)

Total shareholders’ equity	193,266	206,492

Total liabilities and shareholders’ equity	$1,380,085	$1,383,102

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenyty-six Weeks Ended
	June 30, 2012	June 29, 2013
Cash Flows From Operating Activities:
Net income	$21,182	$22,119
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization, including deferred financing costs	33,477	33,957
(Gain) loss on sale of property and equipment	(97)	142
LIFO charges	1,250	670
Amortization of debt discount	634	743
Stock-based compensation expense	657	1,151
Loss on debt extinguishment	13,304	—
Deferred income taxes	59	(461)
Changes in operating assets and liabilities:
Notes and accounts receivable	(2,844)	(5,198)
Merchandise inventories	(33,436)	(2,577)
Prepaid expenses	778	(313)
Other assets	35	5
Accounts payable	8,130	(15,312)
Accrued expenses and other liabilities	(11,945)	1,658
Income taxes	1,662	6,803

Net cash flows provided by operating activities	32,846	43,387

Cash Flows From Investing Activities:
Capital expenditures	(16,351)	(22,675)
Proceeds from sale of property and equipment	102	490

Net cash flows used in investing activities	(16,249)	(22,185)

Cash Flows From Financing Activities:
Borrowings on revolving credit facility	9,750	30,000
Payments made on revolving credit facility	(9,750)	(30,000)
Proceeds from long-term borrowings	664,875	—
Payments of debt and capital lease obligations	(787,873)	(7,076)
Dividends paid to common shareholders	(10,309)	(10,869)
Payments of withholding taxes for vesting of restricted stock shares	—	(329)
Issuance of common stock, net of issuance costs	112,540	—
Debt issuance and refinancing fees and related expenses	(18,153)	—

Net cash flows used in financing activities	(38,920)	(18,274)

Net (decrease) increase in Cash and Cash Equivalents	(22,323)	2,928
Cash and Cash Equivalents, Beginning of Period	87,068	72,889

Cash and Cash Equivalents, End of Period	$64,745	$75,817

Supplemental Cash Flow Information:
Cash paid for interest	$30,201	$21,940
Cash paid for income taxes	11,206	7,849

See notes to accompanying unaudited consolidated financial statements.

ROUNDY’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Roundy’s, Inc. (“Roundy’s” or the “Company”) is a corporation formed in 2010 for the purpose of owning and operating Roundy’s Acquisition Corp. and its 100% owned subsidiary, Roundy’s Supermarkets, Inc. (“RSI”).

Roundy’s is a leading food retailer in the state of Wisconsin. As of June 29, 2013, Roundy’s owned and operated 161 retail grocery stores, of which 121 are located in Wisconsin, 29 are located in Minnesota and 11 are located in Illinois. Roundy’s also distributes a full line of food and non-food products from three wholesale distribution centers and provides services to one independent licensee retail grocery store in Wisconsin.

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

The accompanying unaudited consolidated financial statements as of June 29, 2013, and for the thirteen and twenty-six weeks ended June 30, 2012 and June 29, 2013 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen and twenty-six weeks ended June 29, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.

Unless the context otherwise indicates, all references in these financial statements to the “Company,” or “Roundy’s,” or similar words are to Roundy’s, Inc.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether certain events and circumstances exist that indicate it is more likely than not that an indefinite-lived intangible asset is impaired. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If as a result of the qualitative assessment it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the company is not required to take further action and calculate the fair value of the asset. ASU No. 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not anticipate this standard will have an impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on the Company’s consolidated financial statements. The Company adopted this at the beginning of fiscal 2013 and has included disclosures in the footnotes.

4. FAIR VALUE

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable and accounts payable approximated fair value as of June 29, 2013. Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $21.0 million, as of June 29, 2013. Based on recent open market transactions of the Company’s term loan, the fair value of long-term debt, including current maturities, is approximately $653.8 million as of June 29, 2013. The Company considers the fair value of the capital leases and term loan to be Level 2 within the fair value hierarchy.

5. INVENTORIES

The Company uses the LIFO method for valuation of a portion of inventories. If the FIFO method had been used, inventories would have been approximately $24.1 million higher on June 29, 2013 and $23.5 million higher on December 29, 2012.

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

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 29, 2012	June 29, 2013
Term Loan	$671,625	$666,563
Capital Lease Obligations, 7.6% to 10%, due 2013 to 2027	32,298	30,371
Other long-term debt	1,445	1,359

	705,368	698,293
Less: Unamortized discount on Term Loan	8,806	8,064
Less: Current maturities	10,918	11,134

Long-term debt, net of current maturities	$685,644	$679,095

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

Borrowings under the Credit Facilities bear interest, at the Company’s option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility. The terms of the Credit Facilities contain customary provisions regarding prepayments and restrictive covenants. The Credit Facilities are secured by substantially all of the Company’s tangible and intangible assets.

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

As of June 29, 2013, there were no outstanding borrowings under the Revolving Facility. Outstanding letters of credit, totaling $27.6 million on June 29, 2013, reduce availability under the Revolving Facility.

Prior to the Refinancing, the Company’s long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”). The Company’s first and second lien loans and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the extended first lien loan and extended revolving credit facility, the applicable rate was LIBOR plus 5.00% (subject to a floor of 2.0%) and under the base rate option for the extended first lien loan and extended revolving credit facility, the applicable rate of interest was the base rate plus 4.00%. For the non-extended portion of the first lien loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%. On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to its preferred and common shareholders. This second lien loan was issued at a 2% discount and was to mature in April 2016. This second lien loan bore interest based upon LIBOR or base rate options. Under the LIBOR option of the second lien loan, the applicable rate was LIBOR plus 8.0% (subject to a floor of 2%) and under the base rate option, the applicable rate was the base rate plus 7.0%.

The Company’s credit agreement contains various restrictive covenants which, among other things: (i) prohibit it from prepaying other indebtedness; (ii) require it to maintain specified financial ratios; and (iii) limit its capital expenditures. In addition, the credit agreement limits the Company’s ability to declare or pay dividends.

At June 29, 2013, the Company was in compliance with all financial covenants relating to its indebtedness.

7. EMPLOYEE BENEFIT PLANS

Net pension expense (income) in the thirteen and twenty-six weeks ended June 30, 2012 and June 29, 2013 included the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013
Service cost	$137	$—	$274	$—
Interest cost on projected benefit obligation	1,956	1,839	3,913	3,678
Expected return on plan assets	(3,067)	(3,287)	(6,136)	(6,574)
Amortization of net actuarial loss	1,117	1,099	2,234	2,198

Net pension expense (income)	$143	$(349)	$285	$(698)

On April 28, 2010, the Company amended its agreement with the Pension Benefit Guaranty Corporation (“PBGC”) dated November 3, 2005, whereby, among other things, it agreed to contribute $7.5 million in April 2010, $5 million in April 2011 and $2.5 million in April 2012 to its primary pension plan. In addition, in April 2010 the Company increased the amount of the letter of credit it had posted in favor of the PBGC to $12.5 million from $10 million, for the benefit of the pension plan. During 2012, the Company was allowed to reduce the letter of credit, and as of June 29, 2013, the amount was $10 million.

The Company expects its pension plan contributions for the year ending December 28, 2013 to be approximately $1.4 million.

8. INCOME TAXES

The Company’s effective tax rate for the twenty-six weeks ended June 29, 2013 was favorably impacted by the settlement of certain tax matters during 2013. Our estimated tax rate is approximately 40% before discrete items.

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

The Company contributes to four multi-employer pension plans based on obligations arising from its collective bargaining agreements covering supply chain and certain store union employees. Three of these plans are underfunded as of June 29, 2013. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

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

In connection with the exit or sale of its independent distribution business, the Company has assigned leases and subleases for retail stores which expire at various dates through 2021. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $6.3 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised solely of the adjustments for employee benefit plans. During the thirteen and twenty-six weeks ended June 29, 3013, the entire amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans. During the thirteen and twenty-six weeks ended June 29, 2013, pension income is included within operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. The change in accumulated other comprehensive loss consisted of the following:

Thirteen Weeks Ended
June 29, 2013
Balance at March 30, 2013	$(46,301)

Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated comprehensive income, net of $439 of income taxes	660

Net current-period other comprehensive income	660

Balance at June 29, 2013	$(45,641)

Twenty-six Weeks Ended
June 29, 2013
Balance at December 29, 2012	$(46,960)

Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated comprehensive income, net of $879 of income taxes	1,319

Net current-period other comprehensive income	1,319

Balance at June 29, 2013	$(45,641)

11. EARNINGS PER SHARE

The Company had one class of common stock as of June 29, 2013. Prior to the conversion of the Company’s preferred stock to common stock in January 2012, the preferred stock was a participating stock security requiring the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share”. For the thirteen and twenty-six weeks ended June 30, 2012, basic and diluted earnings per share excludes the effect of common stock equivalents and is computed using the two-class computation method, which excludes earnings attributable to the preferred stock preferential payments from total earnings available to common shareholders.

For the thirteen and twenty-six weeks ended June 29, 2013 there were equity awards outstanding of approximately 17,638 and 98,040 shares, respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share.

As of June 29, 2013, there were 385,183 contingently issuable shares excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013
Net earnings per common share—basic:
Net Income	$18,911	$13,472	$21,182	$22,119
Deduct: undistributed earnings allocable to convertible preferred stock	—	—	35	—

Net income attributable to common shareholders	$18,911	$13,472	$21,147	$22,119

Basic weighted average common shares outstanding	44,824	44,962	41,271	44,962
Net earnings per common share—basic	$0.42	$0.30	$0.51	$0.49

Net earnings per common share—diluted:
Weighted-average shares outstanding	44,824	44,962	41,271	44,962
Dilutive impact of convertible preferred stock	—	—	403	—
Effect of dilutive securities—nonvested restricted stock	166	252	139	83

Weighted-average shares and potential dilutive shares outstanding	44,990	45,214	41,813	45,045

Net earnings per common share—diluted	$0.42	$0.30	$0.51	$0.49

12. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of June 29, 2013 there were 3,683,090 remaining shares available for issuance.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718 – Compensation – Stock Compensation which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.8 million and $1.2 million for the thirteen and twenty-six weeks ended June 29, 2013, respectively, compared to $0.4 million and $0.7 million for the thirteen and twenty-six weeks ended June 30, 2012, respectively, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

The Company has granted restricted stock to certain employees, as well as to non-employee directors, under the Plan. The service-based restricted stock that was granted to employees in 2012 vests over five years. The service-based restricted stock granted to non-employee directors in 2012 and 2013 vests over one year.

During the second quarter of 2013, the Company granted 770,366 shares of restricted stock that will vest upon certain market performance metrics (the “Market Awards”) and 452,725 shares of time based restricted stock (the “Time Based Awards”) to certain employees under the Plan. The time based restricted stock vests over three years for employees and one year for non-employee directors. The Market Awards will vest after three years if certain specified market conditions are met. The market-based condition is a comparison of the total shareholder return (“TSR”) of the Company’s stock with the TSR of its peer group over the corresponding three year period as determined by the Compensation Committee of the Company’s Board of Directors. These Market Awards also include a modifier based on the performance of the Company’s operating income as compared to its peer group. The number of shares ultimately vested will be determined based on the TSR metric and operating income results at the conclusion of the third year. The fair value of these Market Awards was determined to be $3.02, which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility since the IPO and the peer group average volatility for the 1.5 year period prior to the Company’s IPO and a 2.7 year risk-free interest rate of 0.33%. The fair value of the Time Based Awards was determined based on the stock price as of the date of the grant.

All of the shares granted generally have the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s stock agreement. All restricted stock granted becomes fully vested upon certain changes of control of the Company.

	Restricted Shares Outstanding (in thousands)	Weighted-average grant-date fair value per share
Outstanding, December 29, 2012	830	$8.56
Granted	1,231	4.43
Vested	(192)	8.63
Cancelled or Expired	(37)	6.96

Outstanding, June 29, 2013	1,832	$5.81

13. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery, frozen and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food categories include general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for the thirteen and twenty-six weeks ended June 30, 2012 and June 29, 2013:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013
Non-Perishable Food	48.6%	46.9%	49.7%	48.2%
Perishable Food	34.8%	36.4%	33.9%	35.5%
Non-Food	16.6%	16.7%	16.4%	16.3%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain with a 141-year operating history. As of June 29, 2013, we operated 161 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary. As of June 29, 2013, these stores included 93 Pick ’n Save stores, 29 Rainbow stores, 25 Copps stores, 3 Metro Market stores and 11 Mariano’s stores.

In this section, we refer to the thirteen weeks ended June 29, 2013 as the “second quarter 2013” and we refer to the thirteen weeks ended June 30, 2012 as the “second quarter 2012.”

For the second quarter 2013, net sales were $980.3 million, compared to net sales of $996.8 million for the second quarter 2012. The decrease in net sales was primarily due to a decrease in same stores sales, partially offset by the impact of new stores.

Earnings per basic and diluted share was $0.30 and $0.42 in the second quarter 2013 and 2012, respectively. For the twenty-six weeks ending June 29, 2013 and June 30, 2012, earnings per basic and diluted share were $0.49 and $0.51, respectively.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market with plans to open two additional stores during the remainder of 2013 in that market. As of June 29, 2013, we had 11 stores open in the Chicago market.

RESULTS OF OPERATIONS

(Dollars in thousands)	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 30, 2012		June 29, 2013		June 30, 2012		June 29, 2013
Net Sales	$996,842	100.0%	$980,326	100.0%	$1,935,087	100.0%	$1,963,831	100.0%
Costs and Expenses:
Cost of sales	729,150	73.1	715,160	73.0	1,410,633	72.9	1,436,165	73.1
Operating and administrative	224,006	22.5	231,338	23.6	450,115	23.3	467,157	23.8
Interest expense (including amortization of deferred financing costs)	12,168	1.2	12,042	1.2	26,926	1.4	24,199	1.2
Loss on debt extinguishment	—	0.0	—	0.0	13,304	0.7	—	0.0

	965,324	96.8	958,540	97.8	1,900,978	98.2	1,927,521	98.1

Income before Income Taxes	31,518	3.2	21,786	2.2	34,109	1.8	36,310	1.9
Provision for Income Taxes	12,607	1.3	8,314	0.9	12,927	0.7	14,191	0.7

Net Income	$18,911	1.9%	$13,472	1.4%	$21,182	1.1%	$22,119	1.1%

Thirteen Weeks Ended June 29, 2013 Compared With Thirteen Weeks Ended June 30, 2012

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

Net sales were $980.3 million for the second quarter 2013, a decrease of $16.5 million, or 1.7% from $996.8 million for the second quarter 2012. The decrease was primarily driven by a 5.8% decrease in same-store sales and the effect of three stores closed during 2013, partially offset by the benefit of new stores. The decline in same-store sales was due to a 6.3% decrease in the number of customer transactions, partially offset by a 0.6% increase in average transaction size. Same-store sales comparisons were negatively impacted by the 2013 Easter and 2013 July 4th holiday shifts and the mix shift to greater generic pharmacy sales. Adjusted for the effect of these calendar shifts and increased generic sales, same-store sales declined 3.9%. In addition, same-store sales were impacted by competitive store openings, wet and cooler weather conditions as well as the soft economic environment that continues to impact customer demand in the Company’s core markets as compared to the prior year period.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $265.2 million for the second quarter 2013, a decrease of $2.5 million, or 0.9%, from $267.7 million for the second quarter 2012. Gross profit, as a percentage of net sales, was 27.0% and 26.9% for the second quarter 2013 and 2012, respectively. The increase in gross profit as a percentage of net sales primarily reflects reduced promotional and pricing investments and an increased perishable sales mix, partially offset by increased shrink.

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

Operating and administrative expenses were $231.3 million for the second quarter 2013, an increase of $7.3 million, or 3.3%, from $224.0 million for the second quarter 2012. Operating and administrative expenses, as a percentage of net sales, increased to 23.6% for the second quarter 2013 compared with 22.5% for the second quarter 2012. The increase in the rate as a percentage of net sales was primarily due to increased occupancy and labor costs related to new and replacement stores as well as reduced fixed cost leverage in the Company’s core business resulting from lower sales.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $12.0 million for the second quarter 2013, compared to $12.2 million for the second quarter 2012. The decrease was due primarily to reduced interest on our term loan.

Income Taxes. Provision for income taxes was $8.3 million for the second quarter 2013, a decrease of $4.3 million from $12.6 million for the second quarter 2012. The effective income tax rate was 38.2% for the second quarter 2013 and 40.0% for the second quarter 2012. The lower effective tax rate in the second quarter 2013 is due to the favorable settlement of certain open tax issues.

Twenty-six Weeks Ended June 29, 2013 Compared With Twenty-six Weeks Ended June 30, 2012

Net Sales. Net sales were $1,963.8 million for the twenty-six weeks ended June 29, 2013, an increase of $28.7 million, or 1.5% from $1,935.1 million for the twenty-six weeks ended June 30, 2012. The increase primarily reflects the benefit of new stores, partially offset by a 2.3% decrease in same-store sales and the effect of three stores closed during 2013. The decline in same-store sales was due to a 5.1% decrease in the number of customer transactions, partially offset by a 2.9% increase in average transaction size. Same-store sales comparisons were negatively impacted by competitive store openings, the mix shift to greater generic pharmacy sales, wet and cooler weather conditions as well as the soft economic environment that continues to impact customer demand in the Company’s core markets versus the same period last year.

Gross Profit. Gross profit was $527.7 million for the twenty-six weeks ended June 29, 2013, an increase of $3.2 million, or 0.6%, from $524.5 million for the twenty-six weeks ended June 30, 2012. Gross profit, as a percentage of net sales, was 26.9% and 27.1% for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink, partially offset by an increased perishable sales mix.

Operating and Administrative Expenses. Operating and administrative expenses were $467.2 million for the twenty-six weeks ended June 29, 2013, an increase of $17.0 million, or 3.8%, from $450.1 million for the twenty-six weeks ended June 30, 2012. Operating and administrative expenses, as a percentage of net sales, increased to 23.8% for the twenty-six weeks ended June 29, 2013 compared with 23.3% for the twenty-six weeks ended June 30, 2012. The increase in the rate as a percentage of net sales was primarily due to increased occupancy and labor costs related to new and replacement stores as well as reduced fixed cost leverage in the Company’s core business resulting from lower sales.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $24.2 million for the twenty-six weeks ended June 29, 2013, a decrease of $2.7 million, or 10.1%, from $26.9 million for the twenty-six weeks ended June 30, 2012. The decrease was primarily due to reduced interest rates on our term loan and decreased levels of indebtedness from our debt refinancing in the first quarter 2012.

Income Taxes. Provision for income taxes was $14.2 million for the twenty-six weeks ended June 29, 2013, an increase of $1.3 million from $12.9 million for the twenty-six weeks ended June 30, 2012. The effective income tax rate was 39.1% for the twenty-six weeks ended June 29, 2013 and 37.9% for the twenty-six weeks ended June 30, 2012. The lower effective tax rate in during the twenty-six weeks ended June 30, 2012 was primarily due to the favorable settlement of certain open tax issues.

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Twenty-six Weeks Ended
	June 30, 2012	June 29, 2013
Net cash provided by operating activities	$32,846	$43,387
Net cash used in investing activities	(16,249)	(22,185)
Net cash used in financing activities	(38,920)	(18,274)

Net (decrease) increase in cash and cash equivalents	$(22,323)	$2,928

Cash and cash equivalents at end of period	$64,745	$75,817

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $43.4 million for the twenty-six weeks ended June 29, 2013 compared to cash provided by operating activities of $32.8 million for the twenty-six weeks ended June 30, 2012. The increase in cash provided by operating activities was due primarily to decreased inventory levels, partially offset by timing of payments for inventory.

Net Cash Used in Investing Activities. Net cash used in investing activities for the twenty-six weeks ended June 29, 2013 was $22.2 million compared to $16.2 million for the for the twenty-six weeks ended June 30, 2012. The increase is due to the timing of spending of capital expenditures. Total capital expenditures for Fiscal 2013, excluding acquisitions, are estimated to be approximately $63-68 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the twenty-six weeks ended June 29, 2013 was $18.3 million compared to $38.9 million for the for the twenty-six weeks ended June 30, 2012. Net cash used in the twenty-six weeks ended June 29, 2013 consisted of dividends paid to shareholders in the amount of $10.9 million and payments of debt and capital lease obligations of $7.1 million. Net cash used in the twenty-six weeks ended June 30, 2012 consisted of payments of debt and capital lease obligations of $787.9 million, primarily to refinance our existing indebtedness and related financing costs of $18.2 million, offset somewhat by the net proceeds from our term loan of $664.9 million and net proceeds from our initial public offering. In addition, during the twenty-six weeks ended June 30, 2012, we paid a dividend to shareholders in the amount of $10.3 million.

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

At June 29, 2013, we were in compliance with our financial covenants for all of our indebtedness.

Old Credit Facilities

Prior to the Refinancing, our long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”).

Our first lien loan and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the extended first lien loan and extended revolving credit facility, the applicable rate was LIBOR plus 5.00% (subject to a floor of 2.0%) and under the base rate option for the extended first lien loan and extended revolving credit facility, the applicable rate of interest was the base rate plus 4.00%. For the non-extended portion of our first lien loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%.

On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to our preferred and common shareholders. This second lien loan was issued at a 2% discount and was to mature in April 2016. The second lien loan bore interest based upon LIBOR or base rate options. Under the LIBOR option, the applicable rate was LIBOR plus 8.0% (subject to a floor of 2%) and under the base rate option, the applicable rate was the base rate plus 7.0%.

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

The following is a summary of the calculation of Adjusted EBITDA for the thirteen and twenty-six weeks ended June 30, 2012 and June 29, 2013 (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013
Net Income	$18,911	$13,472	$21,182	$22,119
Interest expense	11,594	11,468	25,660	23,052
Provision for income taxes	12,607	8,314	12,927	14,191
Depreciation and amortization expense	15,676	16,412	32,211	32,810
LIFO charges	500	170	1,250	670
Amortization of deferred financing costs	574	574	1,266	1,147
Non-cash stock compensation expense	419	762	657	1,151
One-time IPO expenses	—	—	519	—
Loss on debt extinguishment	—	—	13,304	—

Adjusted EBITDA	$60,281	$51,172	$108,976	$95,140

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of June 29, 2013, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended June 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference is made to the separate exhibit index contained on page 22 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/s/ ROBERT A. MARIANO
Robert A. Mariano
Chairman, President and Chief Executive Officer and Director

Date: August 9, 2013

By:	/s/ DARREN W. KARST
Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: August 9, 2013

Exhibit Index

Exhibit Number	Description

10.1	Form of 2013 Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 23,2013 in Commission File No. 001-35422

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document