Form 10-Q
period 2013-09-28
Roundy's, Inc.
filed 2013-11-08
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

As of November 1, 2013, there were 46,777,414 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen and thirty-nine week periods ended September 28, 2013

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Net Sales	$973,595	$984,162	$2,908,682	$2,947,993
Costs and Expenses:
Cost of sales	722,432	731,060	2,133,065	2,167,225
Operating and administrative	225,907	234,921	676,022	702,078
Interest:
Interest expense, net	11,597	11,412	37,257	34,464
Amortization of deferred financing costs	574	573	1,840	1,720
Loss on debt extinguishment	—	—	13,304	—

	960,510	977,966	2,861,488	2,905,487

Income before Income Taxes	13,085	6,196	47,194	42,506
Provision for Income Taxes	5,152	2,429	18,079	16,620

Net Income	$7,933	$3,767	$29,115	$25,886

Net earnings per common share:
Basic	$0.18	$0.08	$0.68	$0.58
Diluted	$0.18	$0.08	$0.68	$0.57
Weighted average number of common shares outstanding:
Basic	44,824	44,971	42,455	44,940
Diluted	44,976	45,352	42,884	45,157
Dividends declared per share	$0.23	$0.12	$0.46	$0.36
Comprehensive Income	$8,603	$4,651	$31,126	$28,089

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 29, 2012	September 28, 2013
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$72,889	$77,554
Notes and accounts receivable, less allowance for losses	33,118	38,483
Merchandise inventories	292,673	293,490
Prepaid expenses	9,706	8,626
Deferred income taxes	5,259	5,453

Total current assets	413,645	423,606

Property and Equipment, net	314,044	300,313
Other Assets:
Other assets—net	46,410	43,193
Goodwill	605,986	605,986

Total other assets	652,396	649,179

Total assets	$1,380,085	$1,373,098

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$240,392	$226,214
Accrued wages and benefits	39,540	33,902
Other accrued expenses	40,594	50,698
Current maturities of long-term debt and capital lease obligations	10,918	11,243
Income taxes	2,292	1,586

Total current liabilities	333,736	323,643

Long-term Debt and Capital Lease Obligations	685,644	678,306
Deferred Income Taxes	59,112	52,840
Other Liabilities	108,327	112,016

Total liabilities	1,186,819	1,166,805

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock (5,000 shares authorized at 12/29/12 and 9/28/13, respectively, $0.01 par value, 0 shares at 12/29/12 and 9/28/13, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 45,654 shares and 46,791 shares at 12/29/12 and 9/28/13, respectively, issued and outstanding)	457	468
Additional paid-in-capital	114,120	116,083
Retained earnings	125,649	134,499
Accumulated other comprehensive loss	(46,960)	(44,757)

Total shareholders’ equity	193,266	206,293

Total liabilities and shareholders’ equity	$1,380,085	$1,373,098

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2012	September 28, 2013
Cash Flows From Operating Activities:
Net income	$29,115	$25,886
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization, including deferred financing costs	49,832	50,514
(Gain) loss on sale of property and equipment	(123)	126
LIFO charges	1,500	900
Amortization of debt discount	1,008	1,113
Stock-based compensation expense	1,053	1,975
Loss on debt extinguishment	13,304	—
Deferred income taxes	392	(771)
Changes in operating assets and liabilities:
Notes and accounts receivable	(1,739)	(5,354)
Merchandise inventories	(11,800)	(1,717)
Prepaid expenses	92	1,080
Other assets	113	168
Accounts payable	(23,052)	(14,178)
Accrued expenses and other liabilities	(12,492)	3,376
Income taxes	1,171	(162)

Net cash flows provided by operating activities	48,374	62,956

Cash Flows From Investing Activities:
Capital expenditures	(40,434)	(34,014)
Proceeds from sale of property and equipment	129	518

Net cash flows used in investing activities	(40,305)	(33,496)

Cash Flows From Financing Activities:
Borrowings on revolving credit facility	9,750	30,000
Payments made on revolving credit facility	(9,750)	(30,000)
Proceeds from long-term borrowings	664,875	—
Payments of debt and capital lease obligations	(790,575)	(8,126)
Dividends paid to common shareholders	(20,619)	(16,279)
Payments of withholding taxes for vesting of restricted stock shares	—	(390)
Issuance of common stock, net of issuance costs	112,540	—
Debt issuance and refinancing fees and related expenses	(18,166)	—

Net cash flows used in financing activities	(51,945)	(24,795)

Net (decrease) increase in Cash and Cash Equivalents	(43,876)	4,665
Cash and Cash Equivalents, Beginning of Period	87,068	72,889

Cash and Cash Equivalents, End of Period	$43,192	$77,554

Supplemental Cash Flow Information:
Cash paid for interest	$42,239	$30,237
Cash paid for income taxes	16,516	17,553

See notes to accompanying unaudited consolidated financial statements.

ROUNDY’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Roundy’s, Inc. (“Roundy’s” or the “Company”) is a corporation formed in 2010 for the purpose of owning and operating Roundy’s Acquisition Corp. and its 100% owned subsidiary, Roundy’s Supermarkets, Inc. (“RSI”).

Roundy’s is a leading food retailer in the state of Wisconsin. As of September 28, 2013, Roundy’s owned and operated 161 retail grocery stores, of which 121 are located in Wisconsin, 29 are located in Minnesota and 11 are located in Illinois. Roundy’s also distributes a full line of food and non-food products from three wholesale distribution centers and provides services to one independent licensee retail grocery store in Wisconsin.

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

The accompanying unaudited consolidated financial statements as of September 28, 2013, and for the thirteen and thirty-nine weeks ended September 29, 2012 and September 28, 2013 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2013 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending December 28, 2013.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes” (“ASU No. 2013-11”). ASU No. 2013-11 requires companies to present unrecognized tax benefits as a reduction of the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if net settlement is required or expected. To the extent that net settlement is not required or expected, the unrecognized tax benefit must be presented as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 is effective for reporting periods beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Because this standard only affects the presentation of unrecognized tax benefits and not the measurement of an unrecognized tax benefit, the Company expects this standard will not have a material impact on its consolidated financial statements.

4. FAIR VALUE

Fair value measurements are categorized into one of three levels as defined by US GAAP. The three levels are defined as follows:

Level 1 – Unadjusted quoted prices are available in active markets for identical assets or liabilities that can be accessed at the measurement date;

Level 2 – Inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability;

Level 3 – Unobservable inputs for which little or no market activity exists.

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements, which is an interest rate hedge of $0.4 million. Interest rate hedges are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable and accounts payable approximated fair value as of September 28, 2013. Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $20.3 million, as of September 28, 2013. Based on recent open market transactions of the Company’s term loan, the fair value of long-term debt, including current maturities, is approximately $657.9 million as of September 28, 2013. The Company considers the fair value of the capital leases and term loan to be Level 2 within the fair value hierarchy.

5. INVENTORIES

The Company uses the LIFO method for valuation of a portion of inventories. If the FIFO method had been used, inventories would have been approximately $24.4 million higher on September 28, 2013 and $23.5 million higher on December 29, 2012.

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

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 29, 2012	September 28, 2013
Term Loan	$671,625	$666,563
Capital Lease Obligations, 7.6% to 10%, due 2013 to 2027	32,298	29,373
Other long-term debt	1,445	1,307

	705,368	697,243
Less: Unamortized discount on Term Loan	8,806	7,694
Less: Current maturities	10,918	11,243

Long-term debt, net of current maturities	$685,644	$678,306

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

As of September 28, 2013, there were no outstanding borrowings under the Revolving Facility. Outstanding letters of credit, totaling $27.5 million on September 28, 2013, reduce availability under the Revolving Facility.

Prior to the Refinancing, the Company’s long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”). The Company’s first and second lien loans and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the extended first lien loan and extended revolving credit facility, the applicable rate was LIBOR (subject to a floor of 2.0%) plus 5.00% and under the base rate option for the extended first lien loan and extended revolving credit facility, the applicable rate of interest was the base rate plus 4.00%. For the non-extended portion of the first lien loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%. On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to its preferred and common shareholders. This second lien loan was issued at a 2% discount and was to mature in April 2016. This second lien loan bore interest based upon LIBOR or base rate options. Under the LIBOR option of the second lien loan, the applicable rate was LIBOR (subject to a floor of 2%) plus 8.0% and under the base rate option, the applicable rate was the base rate plus 7.0%.

The Company’s credit agreement contains various restrictive covenants which, among other things: (i) prohibit it from prepaying other indebtedness; (ii) require it to maintain specified financial ratios; and (iii) limit its capital expenditures. In addition, the credit agreement limits the Company’s ability to declare or pay dividends.

At September 28, 2013, the Company was in compliance with all financial covenants relating to its indebtedness.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivatives in accordance with the provisions of FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either an asset or liability in the balance sheet at fair value. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects, and are reclassified into earnings in the period in which the hedged transaction affects earnings. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings.

The Company is exposed to market risk from interest rate fluctuations. In order to manage this risk from interest rate fluctuations, on August 27, 2013, the Company entered into a one-year forward starting interest rate swap, which will mature on August 27, 2016, to hedge cash flows related to interest payments on $75 million of its term loan (the “Swap”). The Swap involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the duration of the Swap without an exchange of the underlying principal amount. In accordance with ASC 815, the Company has designated the Swap as a cash flow hedge. The Company has not entered into any other hedging instruments.

As of September 28, 2013, the Company has recorded $0.4 million in other assets in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of September 28, 2013, the Company recorded $0.2 million in accumulated other comprehensive income in the Company’s Consolidated Balance Sheet, which represents gain on the effective portion of the Swap, net of tax, on that date.

The Company had no derivatives as of December 29, 2012 and September 29, 2012.

During the thirteen and thirty-nine weeks ended September 28, 2013 there were no amounts reclassified into earnings because the hedged transaction has not yet occurred. Beginning in the period that the hedged transaction affects earnings, the Company will record these reclassifications into earnings within the interest expense line item in the Consolidated Statement of Comprehensive Income.

8. EMPLOYEE BENEFIT PLANS

Net pension expense (income) in the thirteen and thirty-nine weeks ended September 29, 2012 and September 28, 2013 included the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Service cost	$137	$—	$412	$—
Interest cost on projected benefit obligation	1,956	1,839	5,869	5,517
Expected return on plan assets	(3,068)	(3,287)	(9,204)	(9,861)
Amortization of net actuarial loss	1,117	1,099	3,351	3,297

Net pension expense (income)	$142	$(349)	$428	$(1,047)

On April 28, 2010, the Company amended its agreement with the Pension Benefit Guaranty Corporation (“PBGC”) dated November 3, 2005, whereby, among other things, it agreed to contribute $7.5 million in April 2010, $5 million in April 2011 and $2.5 million in April 2012 to its primary pension plan. In addition, in April 2010 the Company increased the amount of the letter of credit it had posted in favor of the PBGC to $12.5 million from $10 million, for the benefit of the pension plan. During 2012, the Company was allowed to reduce the letter of credit, and as of September 28, 2013, the amount was $10 million.

The Company expects its pension plan contributions for the year ending December 28, 2013 to be approximately $1.4 million.

During the fourth quarter of 2012, The Company recognized a charge of $1.0 million related to an expected liability for the withdrawal of approximately 3% of its employees who participate in the United Food and Commercial Workers Unions and Employers Pension Fund (“UFCW Fund”). These employees have resumed participation in the UFCW Fund and the Company has therefore recognized a $1.0 million benefit during the third quarter of 2013 related to the reversal of the liability that was established in the fourth quarter of 2012.

9. INCOME TAXES

The Company’s effective tax rate for the thirty-nine weeks ended September 28, 2013 was favorably impacted by the settlement of certain tax matters during 2013. Our estimated tax rate is approximately 40% before discrete items.

10. COMMITMENTS AND CONTINGENCIES

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

The Company contributes to four multi-employer pension plans based on obligations arising from its collective bargaining agreements covering supply chain and certain store union employees. Three of these plans are underfunded as of September 28, 2013. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

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

In connection with the exit or sale of its independent distribution business, the Company has assigned leases and subleases for retail stores which expire at various dates through 2021. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $5.9 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During the thirteen and thirty-nine weeks ended September 28, 3013, the amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans and the net fair value of derivatives. During the thirteen and thirty-nine weeks ended September 28, 2013, pension income is included within operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income. During the thirteen and thirty-nine weeks ended September 28, 2013, there was no impact on net income from the Company’s derivatives.

The change in accumulated other comprehensive loss by component for the thirteen weeks ended September 28, 2013 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at June 29, 2013	$—	$(45,641)	$(45,641)

Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated comprehensive income (1)	225	659	884

Net current-period other comprehensive income	225	659	884

Balance at September 28, 2013	$225	$(44,982)	$(44,757)

(1)	Net of tax of $150 and $440 for derivatives and defined benefit pension plans, respectively.

The change in accumulated other comprehensive loss by component for the thirty-nine weeks ended September 28, 2013 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 29, 2012	$—	$(46,960)	$(46,960)

Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated comprehensive income (1)	225	1,978	2,203

Net current-period other comprehensive income	225	1,978	2,203

Balance at September 28, 2013	$225	$(44,982)	$(44,757)

(1)	Net of tax of $150 and $1,319 for derivatives and defined benefit pension plans, respectively.

12. EARNINGS PER SHARE

The Company had one class of common stock as of September 28, 2013. Prior to the conversion of the Company’s preferred stock to common stock in January 2012, the preferred stock was a participating stock security requiring the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share”. For the thirteen and thirty-nine weeks ended September 29, 2012, basic and diluted earnings per share excludes the effect of common stock equivalents and is computed using the two-class computation method, which excludes earnings attributable to the preferred stock preferential payments from total earnings available to common shareholders.

For the thirteen weeks ended September 28, 2013, there were no equity awards excluded from the calculation of earnings per share. For the thirty-nine weeks ended September 28, 2013 there were equity awards outstanding of approximately 6,370 respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share.

As of September 28, 2013, there were 385,183 contingently issuable shares excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Net earnings per common share—basic:
Net Income	$7,933	$3,767	$29,115	$25,886
Deduct: undistributed earnings allocable to convertible preferred stock	—	—	35	—

Net income attributable to common shareholders	$7,933	$3,767	$29,080	$25,886

Basic weighted average common shares outstanding	44,824	44,971	42,455	44,940
Net earnings per common share—basic	$0.18	$0.08	$0.68	$0.58

Net earnings per common share—diluted:
Weighted-average shares outstanding	44,824	44,971	42,455	44,940
Dilutive impact of convertible preferred stock	—	—	268	—
Effect of dilutive securities—nonvested restricted stock	152	381	161	217

Weighted-average shares and potential dilutive shares outstanding	44,976	45,352	42,884	45,157

Net earnings per common share—diluted	$0.18	$0.08	$0.68	$0.57

13. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of September 28, 2013 there were 3,689,615 remaining shares available for issuance.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.8 million and $2.0 million for the thirteen and thirty-nine weeks ended September 28, 2013, respectively, compared to $0.4 million and $1.1 million for the thirteen and thirty-nine weeks ended September 29, 2012, respectively, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income.

The Company has granted restricted stock to certain employees, as well as to non-employee directors, under the Plan. The service-based restricted stock that was granted to employees in 2012 vests over five years. The service-based restricted stock granted to non-employee directors in 2012 and 2013 vests over one year.

During the second quarter of 2013, the Company granted 770,366 shares of restricted stock that will vest upon certain market performance metrics (the “Market Awards”) and 452,725 shares of time-based restricted stock (the “Time-Based Awards”) to certain employees under the Plan. The Time-Based restricted stock vests over three years for employees and one year for non-employee directors. The Market Awards will vest after three years if certain specified market conditions are met. The market-based condition is a comparison of the total shareholder return (“TSR”) of the Company’s stock with the TSR of its peer group over the corresponding three year period as determined by the Compensation Committee of the Company’s Board of Directors. These Market Awards also include a modifier based on the performance of the Company’s operating income as compared to its peer group. The number of shares ultimately vested will be determined based on the TSR metric and operating income results at the conclusion of the third year. The fair value of these Market Awards was determined to be $3.02, which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility since the IPO and the peer group average volatility for the 1.5 year period prior to the Company’s IPO and a 2.7 year risk-free interest rate of 0.33%. The fair value of the Time-Based Awards was determined based on the stock price as of the date of the grant.

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

	Restricted Shares Outstanding (in thousands)	Weighted-average grant-date fair value per share
Outstanding, December 29, 2012	830	$8.56
Granted	1,231	4.43
Vested	(211)	8.70
Cancelled or Expired	(37)	6.96

Outstanding, September 28, 2013	1,813	$5.77

14. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery, frozen and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food categories include general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for the thirteen and thirty-nine weeks ended September 29, 2012 and September 28, 2013:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Non-Perishable Food	49.2%	47.3%	49.5%	47.9%
Perishable Food	33.9%	35.8%	33.9%	35.6%
Non-Food	16.9%	16.9%	16.6%	16.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain founded in 1872. As of September 28, 2013, we operated 161 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary. As of September 28, 2013, these stores included 93 Pick ’n Save stores, 29 Rainbow stores, 25 Copps stores, 3 Metro Market stores and 11 Mariano’s stores.

In this section, we refer to the thirteen weeks ended September 28, 2013 as the “third quarter 2013” and we refer to the thirteen weeks ended September 29, 2012 as the “third quarter 2012.”

For the third quarter 2013, net sales were $984.2 million, compared to net sales of $973.6 million for the third quarter 2012. The increase in net sales was primarily due to the impact of new stores, partially offset by a decrease in same stores sales.

Earnings per basic and diluted share was $0.08 and $0.18 in the third quarter 2013 and 2012, respectively. For the thirty-nine weeks ending September 28, 2013 and September 29, 2012, earnings per basic share were $0.58 and $0.68, respectively. For the thirty-nine weeks ending September 28, 2013 and September 29, 2012, earnings per diluted share were $0.57 and $0.68, respectively.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market. We have opened two additional stores early in the fourth quarter of 2013 in that market. As of September 28, 2013, we had 11 stores open in the Chicago market.

RESULTS OF OPERATIONS

(Dollars in thousands)	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 29, 2012		September 28, 2013		September 29, 2012		September 28, 2013
Net Sales	$973,595	100.0%	$984,162	100.0%	$2,908,682	100.0%	$2,947,993	100.0%
Costs and Expenses:
Cost of sales	722,432	74.2	731,060	74.3	2,133,065	73.3	2,167,225	73.5
Operating and administrative	225,907	23.2	234,921	23.9	676,022	23.2	702,078	23.8
Interest expense (including amortization of deferred financing costs)	12,171	1.3	11,985	1.2	39,097	1.3	36,184	1.2
Loss on debt extinguishment	—	0.0	—	0.0	13,304	0.5	—	0.0

	960,510	98.7	977,966	99.4	2,861,488	98.4	2,905,487	98.6

Income before Income Taxes	13,085	1.3	6,196	0.6	47,194	1.6	42,506	1.4
Provision for Income Taxes	5,152	0.5	2,429	0.2	18,079	0.6	16,620	0.6

Net Income	$7,933	0.8%	$3,767	0.4%	$29,115	1.0%	$25,886	0.9%

Thirteen Weeks Ended September 28, 2013 Compared With Thirteen Weeks Ended September 29, 2012

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

Net sales were $984.2 million for the third quarter 2013, an increase of $10.6 million, or 1.1% from $973.6 million for the third quarter 2012. The increase primarily reflects the benefit of new stores, partially offset by a 3.7% decrease in same-store sales and the effect of three stores closed during 2013. The decline in same-store sales was due to a 4.7% decrease in the number of customer transactions, partially offset by a 1.0% increase in average transaction size. Same-store sales comparisons were negatively impacted by competitive store openings and the weak economic environment that continues to impact customer demand in the Company’s core markets as compared to the prior year period.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $253.1 million for the third quarter 2013, an increase of $1.9 million, or 0.8%, from $251.2 million for the third quarter 2012. Gross profit, as a percentage of net sales, was 25.7% and 25.8% for the third quarter 2013 and 2012, respectively. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink, partially offset by an increased perishable sales mix.

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

Operating and administrative expenses were $234.9 million for the third quarter 2013, an increase of $9.0 million, or 4.0%, from $225.9 million for the third quarter 2012. Operating and administrative expenses, as a percentage of net sales, increased to 23.9% for the third quarter 2013 compared with 23.2% for the third quarter 2012. The increase in the rate as a percentage of net sales was primarily due to increased marketing costs related to the roll-out of the Company’s Fresh Perks and Milwaukee renewal marketing campaign, increased bonus expense, increased occupancy and labor costs related to new stores as well as reduced fixed cost leverage in the Company’s core business resulting from lower sales. The increased bonus expense compared to the prior year was primarily due to an accrual adjustment last year that reduced the expense in the prior year quarter.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $12.0 million for the third quarter 2013, compared to $12.2 million for the third quarter 2012. The decrease was due primarily to reduced interest on our term loan.

Income Taxes. Provision for income taxes was $2.4 million for the third quarter 2013, a decrease of $2.7 million from $5.2 million for the third quarter 2012. The effective income tax rate was 39.2% for the third quarter 2013 and 39.4% for the third quarter 2012.

Thirty-nine Weeks Ended September 28, 2013 Compared With Thirty-nine Weeks Ended September 29, 2012

Net Sales. Net sales were $2,948.0 million for the thirty-nine weeks ended September 28, 2013, an increase of $39.3 million, or 1.4% from $2,908.7 million for the thirty-nine weeks ended September 29, 2012. The increase primarily reflects the benefit of new stores, partially offset by a 2.8% decrease in same-store sales and the effect of three stores closed during 2013. The decline in same-store sales was due to a 4.9% decrease in the number of customer transactions, partially offset by a 2.3% increase in average transaction size. Same-store sales comparisons were negatively impacted by competitive store openings, the mix shift to greater generic pharmacy sales and the weak economic environment that continues to impact customer demand in the Company’s core markets versus the same period last year.

Gross Profit. Gross profit was $780.8 million for the thirty-nine weeks ended September 28, 2013, an increase of $5.2 million, or 0.7%, from $775.6 million for the thirty-nine weeks ended September 29, 2012. Gross profit, as a percentage of net sales, was 26.5% and 26.7% for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink, partially offset by an increased perishable sales mix.

Operating and Administrative Expenses. Operating and administrative expenses were $702.1 million for the thirty-nine weeks ended September 28, 2013, an increase of $26.1 million, or 3.9%, from $676.0 million for the thirty-nine weeks ended September 29, 2012. Operating and administrative expenses, as a percentage of net sales, increased to 23.8% for the thirty-nine weeks ended September 28, 2013 compared with 23.2% for the thirty-nine weeks ended September 29, 2012. The increase in the rate as a percentage of net sales was primarily due to increased occupancy and labor costs related to new stores as well as reduced fixed cost leverage in the Company’s core business resulting from lower sales.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $36.2 million for the thirty-nine weeks ended September 28, 2013, a decrease of $2.9 million, or 7.5%, from $39.1 million for the thirty-nine weeks ended September 29, 2012. The decrease was primarily due to reduced interest rates on our term loan and decreased levels of indebtedness from our debt refinancing in the first quarter 2012.

Income Taxes. Provision for income taxes was $16.6 million for the thirty-nine weeks ended September 28, 2013, a decrease of $1.5 million from $18.1 million for the thirty-nine weeks ended September 29, 2012. The effective income tax rate was 39.1% for the thirty-nine weeks ended September 28, 2013 and 38.3% for the thirty-nine weeks ended September 29, 2012. The lower effective tax rate during the thirty-nine weeks ended September 29, 2012 was primarily due to the favorable settlement of certain open tax issues.

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Thirty-nine Weeks Ended
	September 29, 2012	September 28, 2013
Net cash provided by operating activities	$48,374	$62,956
Net cash used in investing activities	(40,305)	(33,496)
Net cash used in financing activities	(51,945)	(24,795)

Net (decrease) increase in cash and cash equivalents	$(43,876)	$4,665

Cash and cash equivalents at end of period	$43,192	$77,554

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $63.0 million for the thirty-nine weeks ended September 28, 2013 compared to $48.4 million for the thirty-nine weeks ended September 29, 2012. The increase was due primarily to decreased inventory levels and the timing of payments for interest, offset by lower net income.

Net Cash Used in Investing Activities. Net cash used in investing activities for the thirty-nine weeks ended September 28, 2013 was $33.5 million compared to $40.3 million for the the thirty-nine weeks ended September 29, 2012. The increase is due to the timing of spending of capital expenditures. Total capital expenditures for Fiscal 2013, excluding acquisitions, are estimated to be approximately $63-68 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the thirty-nine weeks ended September 28, 2013 was $24.8 million compared to $51.9 million for the for the thirty-nine weeks ended September 29, 2012. Net cash used in the thirty-nine weeks ended September 28, 2013 consisted of dividends paid to shareholders in the amount of $16.3 million and payments of debt and capital lease obligations of $8.1 million. Net cash used in the thirty-nine weeks ended September 29, 2012 consisted of payments of debt and capital lease obligations of $790.6 million, primarily to refinance our existing indebtedness and related financing costs of $18.2 million, offset somewhat by the net proceeds from our term loan of $664.9 million and net proceeds from our initial public offering. In addition, during the thirty-nine weeks ended September 29, 2012, we paid dividends to shareholders in the amount of $20.6 million.

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

At September 28, 2013, we were in compliance with our financial covenants for all of our indebtedness.

Old Credit Facilities

Prior to the Refinancing, our long-term debt included a first lien senior credit facility consisting of a term loan and $95 million revolving credit agreement (together, the “First Lien Credit Agreement) and a second lien credit facility (“Second Lien Credit Agreement”).

Our first lien loan and the revolving credit facility bore interest based upon LIBOR or base rate options. Under the LIBOR option for the extended first lien loan and extended revolving credit facility, the applicable rate was LIBOR (subject to a floor of 2.0%) plus 5.00% and under the base rate option for the extended first lien loan and extended revolving credit facility, the applicable rate of interest was the base rate plus 4.00%. For the non-extended portion of our first lien loan which matured in November 2011, the applicable rate of interest was LIBOR plus 3.50% and under the base rate option, the applicable interest rate was the base rate plus 2.50%.

On April 16, 2010, the Company borrowed $150 million under the Second Lien Credit Agreement to pay dividends to our preferred and common shareholders. This second lien loan was issued at a 2% discount and was to mature in April 2016. The second lien loan bore interest based upon LIBOR or base rate options. Under the LIBOR option, the applicable rate was LIBOR (subject to a floor of 2%) plus 8.0% and under the base rate option, the applicable rate was the base rate plus 7.0%.

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

The following is a summary of the calculation of Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 29, 2012 and September 28, 2013 (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Net Income	$7,933	$3,767	$29,115	$25,886
Interest expense	11,597	11,412	37,257	34,464
Provision for income taxes	5,152	2,429	18,079	16,620
Depreciation and amortization expense	15,781	15,983	47,992	48,794
LIFO charges	250	230	1,500	900
Amortization of deferred financing costs	574	573	1,840	1,720
Non-cash stock compensation expense	396	824	1,053	1,975
Executive recruiting fees and relocation expenses	484	—	484	—
Severance to former executives	904	—	904	—
One-time IPO expenses	—	—	519	—
Reversal of pension withdrawal liability	—	(1,006)	—	(1,006)
Loss on debt extinguishment	—	—	13,304	—

Adjusted EBITDA	$43,071	$34,212	$152,047	$129,353

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a market risk exposure to changes in interest rates. We manage interest rate risk through the use of fixed- and variable-interest rate debt. The Credit Facilities provide a floor in the rates under which we are charged interest expense. Currently, the LIBOR rate is below the interest rate floor included in the Credit Facilities. Should the LIBOR rate exceed the floor provided in the Credit Facilities agreement, we would be required to make higher interest payments than we are currently making. We historically have not engaged in interest rate hedging activities related to our interest rate risk, however on August 27, 2013, we entered into a one-year forward starting interest rate swap, which will mature on August 27, 2016, to hedge cash flows related to interest payments on $75 million of the Term Facility. The Swap effectively fixes the interest rate for $75 million of the Term Facility. The Swap involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the duration of the Swap without an exchange of the underlying principal amount. In accordance with ASC 815, we designated the Swap as a cash flow hedge. Even after giving effect to the Swap, we are exposed to risks due to fluctuations in the market value of the Swap and changes in interest rates with respect to the portion of our Term Facility that is not covered by the Swap. A one percentage point increase in LIBOR above the 1.25% minimum floor would cause an increase to the interest expense on our borrowings under the Term Facility of approximately $5.9 million, after giving effect to the Swap. We may engage in additional hedging activities related to our interest rate risk from time to time in the future.

There have been no other material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of September 28, 2013, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2013

By:	/s/ DARREN W. KARST
Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: November 8, 2013

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