Form 10-K
period 2013-12-28
Roundy's, Inc.
filed 2014-03-07
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of all common stock held by non-affiliates of the registrant as of June 29, 2013 was $235,608,952 based on the closing price of $8.33 for one share of common stock, as reported for the New York Stock Exchange on June 28, 2013.

As of February 21, 2014, 49,676,077 shares of the registrants common stock, par value $0.01 per share, were issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014 (hereinafter referred to as the Proxy Statement) are incorporated by reference into Part III of this report.

Roundy’s, Inc.

FORM 10-K

For the Fiscal Year Ended December 28, 2013

Forward-Looking Statements

This Annual Report on Form 10-K for Roundy’s, Inc. and its subsidiaries contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect, ” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to compete effectively with other retailers;

•	our ability to maintain price competitiveness;

•	ongoing economic uncertainty;

•	the geographic concentration of our stores;

•	our ability to maintain or increase our operating margins;

•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•	the impact of the Patient Protection and Affordable Care Act;

•	our ability to implement our expansion into the Chicago market;

•	the availability of financing to pursue our expansion into the Chicago market on satisfactory terms or at all;

•	our ability to successfully integrate the stores acquired in the Chicago Stores Acquisition (as defined herein);

•	increases in commodity prices;

•	failure to allocate our capital efficiently;

•	changes to financial accounting standards regarding store leases;

•	our ability to comply with Section 404 of the Sarbanes-Oxley Act;

•	costs incurred and time spent by management as a result of operating as a public company;

•	our lack of public company operating experience;

•	our ability to retain and attract qualified store- and distribution-level employees;

•	our ability to retain and attract senior management and key employees;

•	rising costs of providing employee benefits, including increased pension contributions due to unfunded pension liabilities;

•	variability in self-insurance liability estimates;

•	claims made against us resulting in litigation;

•	changes in law;

•	negative effects to our reputation from real or perceived quality or health issues with our food products;

•	risks inherent in packaging and distributing pharmaceuticals and other healthcare products;

•	further impairment of our goodwill;

•	severe weather, and other natural disasters in areas in which we have stores or distribution facilities;

•	the failure of our information technology or administrative systems to perform as anticipated;

•	data security breaches and the release of confidential customer information;

•	our ability to offset increasing energy costs with more efficient usage;

•	our ability to protect or maintain our intellectual property;

•	other factors discussed under Item 1A—Risk Factors.

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

We are a leading Midwest supermarket founded in 1872 as a privately owned food wholesaling company. In 1952, we were sold to certain of our customers and until 2002 operated under the Roundy’s corporate name as a retailer owned cooperative, with food wholesaling operations largely focused in Wisconsin. We opened our first Pick ’n Save store in 1975 and built a base of company-owned and operated retail stores throughout the 1980s and 1990s.

In June 2002, we were acquired by an investor group led by Willis Stein and our management team. At that time, we derived more than 50% of our sales from food wholesaling operations and the remainder from our company-operated retail stores. Following the acquisition, we accelerated our strategy of expanding our retail store base through selective acquisitions and organic growth, while divesting our wholesale operations. The substantial elimination of the wholesale business has helped to optimize our distribution network to better support our retail stores. As of December 28, 2013, our retail operations consisted of 163 grocery stores, with 121 stores in Wisconsin operating under the Pick ’n Save, Copps and Metro Market banners, 29 stores in Minneapolis/St. Paul operating under the Rainbow banner and 13 stores in Illinois operating under the Mariano’s banner. In addition, during the fourth quarter of 2013 the Company completed a transaction with Safeway, Inc. (“Safeway”) to acquire 11 Dominick’s stores in the Chicago area (the “Chicago Stores Acquisition”). These stores will be converted to the Mariano’s banner and will be opened in 2014.

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

Stores

We operate retail grocery stores under our Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s retail banners. The following table represents our store network as of the end of each of our last five fiscal years:

	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013
Pick ’n Save	95	94	93	93	93
Rainbow	32	32	32	32	29
Copps	26	26	26	25	25
Metro Market	1	2	3	3	3
Mariano’s	—	1	4	8	13

Total Company-owned stores	154	155	158	161	163

Our stores, which average approximately 62,000 square feet, offer all of the products and services found in a conventional supermarket, including nationally branded food products and own-brand products. In addition, our stores feature expansive meat, produce, deli and other perishable products and specialty and prepared foods departments, which represent higher growth and margin categories. We also offer a broad line of health and beauty care products and a large selection of seasonal merchandise to maximize the conveniences offered to our customers.

Our Pick ’n Save, Rainbow and Copps retail banners are operated as high volume, value oriented supermarkets that seek to offer attractive prices and the best value among conventional food retailers in a given market. Our value price strategy is complemented by weekly promotions, a broad assortment of high quality fresh produce and other perishable products, as well as a focus on providing a high level of customer service and conveniences. Substantially all stores have full-service deli, meat, seafood and bakery departments, and 101 stores feature full-service pharmacies.

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

We have focused on leveraging our strong brand names, high level of customer service, high quality perishables and strategically located stores, to increase market share. We believe the Pick ’n Save banner maintains the number one market share position in the Milwaukee metropolitan area. Additionally, through the Pick ’n Save and Copps banners, we believe we also maintain the number one market share position in several other large Wisconsin markets, including Madison, Racine and Oshkosh. We believe the Rainbow banner maintains the number three market share position in the Minneapolis/St. Paul metropolitan area.

Our Mariano’s and Metro Market specialty food retail banners combine our value oriented conventional offering with an enhanced selection of full-service premium perishable and prepared food departments.

•

Mariano’s. We entered the Chicago market in July 2010 through the opening of our first Mariano’s store in Arlington Heights, Illinois. As of December 28, 2013, we had opened 13 stores in the Chicago market and secured 13 leases for future stores in attractive locations. In addition, during the fourth quarter of 2013 the Company completed a transaction with Safeway to acquire 11 Dominick’s stores throughout the Chicago area. These stores will be converted to the Mariano’s banner and will be opened in 2014. Mariano’s brings an innovative format to the Chicago market, with its expanded variety of produce and other perishables, unique specialty departments and superior customer service within an inviting ambiance.

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

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013
Non-perishable food	53.0%	51.7%	50.9%	49.6%	48.0%
Perishable	32.0%	32.3%	33.0%	33.7%	35.3%
Non-food	15.0%	16.0%	16.1%	16.7%	16.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

•

Produce. We are committed to offering our customers the highest quality produce. We offer over 600 varieties of fresh fruit and vegetables sourced locally and from around the globe. Our stores offer an expansive assortment of USDA Certified organic produce. Our value-added produce offering includes fresh cut fruit, fresh squeezed juice and salad bars in many of our stores.

•

Meat & Seafood. We offer a distinctive selection of meat and fresh seafood, including natural and organic varieties, delivered with knowledgeable customer service. Our beef offerings consists primarily of fresh cut USDA Choice graded beef, and we also sell all-natural pork, lamb, veal, Italian sausage and bratwurst, and chicken. Our fresh seafood includes, for example, salmon, whitefish and locally harvested rainbow trout. In addition, we offer popular ready-to-bake selections in our seafood department.

•

Bakery. Our bakery department offers a wide selection of breads, rolls, pies, donuts, muffins, cookies, pastries and other goods baked in-store daily. Our Roundy’s Select muffins are made with high quality ingredients, including Maine wild blueberries, Wisconsin cranberries, and spicy Korintje cinnamon. Roundy’s breads range from traditional French and Italian loaves to select artisanal varieties.

•

Deli, Cheese & Prepared Foods. We provide our customers with a “neighborhood deli” experience by offering fresh foods from high quality suppliers at competitive prices. Our deli selections include fresh salads, sandwiches, meals to go, and fresh sliced deli meats. We also offer an abundant selection of local, domestic, and imported artisanal cheeses, including creamy brie, gruyere, hard shaving cheeses, fresh mozzarella, and sharp cheddars. We also offer many varieties of fresh soups that are sold hot on our soup bars. Our prepared foods include entrees such as meat loaf, chicken Milanese, rotisserie chickens, baby back ribs, chicken pot pies, empanada’s, various varieties of quiche, and hand-breaded, fresh fried chicken.

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

•

Pharmacy. Our pharmacies are full service pharmacies offering both clinical services as well as the more traditional dispensing functions. We accept a majority of commercial and Medicare Part-D plans in addition to State Medicaid and Medicare Part-B. All of our pharmacists are licensed as immunizers. We continue to work strategically with local healthcare systems to expand our offering and take advantage of the coming shift in healthcare.

•

Health & Beauty Care. Our stores provide a convenient location for everyday health and beauty needs. We stock a wide variety of healthcare products, from thermometers and bandages to toothpaste and floss. We also offer a wide selection of beauty products from cosmetics to hair and skin care.

Own-Brand Strategy

We have been expanding the breadth of our own-brand offering over the last eight years. Our premium Roundy’s Select and Roundy’s Organics along with mid-tier Roundy’s and Roundy’s Fresh own-brand lines feature quality levels that we believe equal or exceed national brands at competitive prices. Our Clear Value line offers entry-level own-brand products serving as our lowest price alternative to national brands. Our portfolio of own-brand items includes approximately 6,600 as of December 28, 2013, with the percentage of sales from own-brand items representing 23.1% of our net sales for the year ended December 28, 2013.

Competitive Environment

For the disclosure related to the Company’s competitive environment, see Item 1A—Risk Factors under the heading “Risks Related to our Business.”

Marketing and Advertising

The support of our retail brands occurs through an integrated marketing approach in all markets. Printed circulars, distributed via local newspapers serve as a key medium for our value communication. These printed circulars are supplemented with bi-monthly coupon books. Weekly broad-based value messaging is supported through the use of local radio, television, web, digital and social media communication to varying degrees by market. We also distribute personalized offers to customers via email/ digital communication, in-store coupons and direct mail communications based on specific behaviors, measured through our loyalty card activity.

Manufacturing and Distribution

We operate three distribution centers with an aggregate of approximately 1.8 million square feet of warehouse and administrative space. Our distribution network is supported by a modern fleet of 100 tractors and 381 trailers. In addition to the primary function of supplying our retail operations a broad product line that includes dry grocery, frozen foods, fresh produce, meat, dairy products, bakery goods and non-food products, our three distribution centers in Wisconsin also supply the primary needs of one independent licensed Pick ’n Save location. We have a long-term license and supply contract in place with this independent customer. Under the terms of the licensing agreement, we allow the licensee to use the Pick ’n Save banner free of charge in exchange for entering into a license and supply agreement in which the licensee generally agrees to purchase a majority of its product requirements from us.

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

Segments

The Company has determined that it has one reportable operating statement. See Note 16 to our audited consolidated financial statements set forth in Item 8—Financial Statements and Supplementary Data below.

Employees

As of December 28, 2013, we had 21,160 employees, including 7,806 full-time employees and 13,354 part-time employees. Approximately 56% of our employees were subject to a collective bargaining agreement as of December 28, 2013. As of December 28, 2013, we had an aggregate of 44 collective bargaining agreements in effect, all of which are scheduled to expire between 2014 and 2016. As of December 28, 2013 there were no employees operating under an expired collective bargaining agreement and 282 employees that were previously non-union, but have recently elected to join a union and are currently operating without a collective bargaining agreement.

With respect to our unionized employees, as of February 21, 2014, there were no employees operating under an expired collective bargaining agreement and 342 employees that were previously non-union, but have recently elected to join a union and are currently operating without a collective bargaining agreement. As of February 21, 2014, 22% of our unionized employees were working under collective bargaining agreements that will expire prior to January 3, 2015.

We consider our employee relations to be good and do not anticipate any difficulties in re-negotiating these expired contracts. We have never experienced a strike or significant work stoppage.

Executive Officers of the Registrant

The disclosure regarding executive officers is set forth in our Proxy Statement under the caption “Directors and Executive Officers” and is incorporated herein by reference.

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

Our principal competitors include national conventional supermarkets such as New Albertson’s, Inc. (operating under the Jewel/Osco banner and SUPERVALU (operating under the Cub Foods banner); national supercenters such as Costco, Target and Wal-Mart; regional supercenters such as Woodman’s and Meijer’s; regional supermarkets such as Festival Foods and Piggly Wiggly; alternative food retailers such as Aldi, Trader Joe’s and Whole Foods; and local supermarkets, natural foods stores, smaller specialty stores and farmers’ markets. In general, we compete with Aldi, Costco, Target, Wal-Mart, Trader Joe’s and Whole Foods across all of our geographic markets. Our remaining principal competitors within each of our geographic markets vary to a significant degree and include the following:

•	Wisconsin: Festival Foods, Piggly Wiggly and Woodman’s;

•	Minneapolis/St. Paul: Cub Foods and Lund’s/Byerly’s; and

•	Chicago: Jewel/Osco, Meijer’s, and Strack & Van Til.

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

As of December 28, 2013, we operated 121 stores in Wisconsin, making Wisconsin our largest market with 74% of our stores. Of our Wisconsin stores, 60, or approximately one-half, are located in the Milwaukee area. We also have 29 stores located in the Minneapolis/St. Paul area. Our business is closely linked to local economic conditions in those areas and, as a result, we are vulnerable to economic downturns in those regions. In addition, any other factors that negatively affect these areas could materially adversely affect our revenues and profitability. These factors could include, among other things, changes in regional demographics, population and employer base. Any of these factors may disrupt our businesses and materially adversely affect our financial condition and results of operations.

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

We may be unable to maintain our operating margins.

We intend to maintain our operating margins in an environment of increased competition through various initiatives, including expansion of our own-brand offerings, increased sales of perishables and prepared foods, improved ordering, and strategic remodels and relocations of our stores, as well as continued cost discipline focused on improving labor productivity and reducing shrink. If competitive pressures cause us to lower our prices, our operating margins may decrease. If customers do not adopt our increased own-brand, perishable or prepared food offerings, these higher margin items will not improve our operating margins. If we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. Any failure to achieve gains in labor productivity may adversely impact our operating margins. As a result, our operating margins may stagnate or decline.

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

As of December 28, 2013, approximately 56% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiation. Our renegotiation of expiring collective bargaining agreements and negotiation of new collective bargaining agreements may not prove successful, may result in a significant increase in labor costs, or may result in a disruption to our operations. We expect that we would incur additional costs and face increased competition if we lost customers during a work stoppage or labor disturbance.

As of December 28, 2013, we had an aggregate of 44 collective bargaining agreements in effect, all of which are scheduled to expire between 2014 and 2016. As of December 28, 2013 there were no employees operating under an expired collective bargaining agreement and 282 employees that were previously non-union, but have recently elected to join a union and are currently operating without a collective bargaining agreement.

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

The Patient Protection and Affordable Care Act imposes new mandates on employers, including a requirement effective January 1, 2015 that employers with 50 or more full-time employees provide “credible” health insurance to employees or pay a financial penalty. Given our generally low-wage workforce and our current health plan design, and assuming the law is implemented without significant changes, these mandates could materially increase our costs. Moreover, if we choose to opt out of offering health insurance to our employees, we may become less attractive as an employer and it may be harder for us to compete for qualified employees.

We may not be able to successfully implement our expansion into the Chicago market, which could limit our prospects for future growth.

Our ability to continue to expand into the Chicago market with a new format of stores under our Mariano’s banner is an important component of our business strategy. Successful execution of this expansion depends upon, among other things:

•	the levels of sales and profitability of Mariano’s stores;

•	the attractiveness of the Mariano’s store format and brand to local customers;

•	the hiring, training and retention of skilled store personnel and management;

•	the incorporation of new Mariano’s stores into our existing distribution network;

•	our ability to successfully integrate the stores acquired in the Chicago Stores Acquisition;

•	the identification of suitable sites in the Chicago market for store locations;

•	the negotiation of acceptable lease terms for store sites;

•	the effective management of inventory to meet the needs of our stores on a timely basis;

•	the availability of levels of cash flow or financing necessary to support our expansion; and

•	our ability to successfully address competitive pricing, merchandising, distribution and other challenges encountered in connection with expansion into the Chicago market.

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

In addition, new stores build their sales volume and their customer base over time and, as a result, generally have lower gross margin rates and higher operating expenses, as a percentage of sales, than our more mature stores. If our Chicago market stores do not generate sufficient revenue or operate with acceptable margins, or if we experience an overall decline in performance, we may slow or discontinue our expansion plans, or we may decide to close stores in Chicago or elsewhere. We believe that the competitive dynamics in Chicago are currently favorable for our expansion into the market, but to the extent these conditions change, on account of competitors reacting to our entrance or otherwise, our growth may be inhibited. If we fail to successfully implement our expansion into Chicago, our growth prospects will be materially limited.

We may not realize all of the expected benefits from the Chicago Stores Acquisition.

We believe that the Chicago Stores Acquisition will enable us to increase our market share in the Chicago area and continue to grow a unique brand in that market. We expect to spend approximately $45 million in capital expenditures over the next four years to fully remodel these stores to our specifications, with the typical total investment cost per store expected to be approximately $7 million (including the acquisition price but excluding inventory). We may choose to accelerate the time period in which we spend the allocated amount of capital expenditures. Actual capital expenditures may exceed our expected amounts due to unanticipated cost overruns, delays or changes in specifications. Any increase in spending could result in the Chicago Stores Acquisition negatively impacting EBITDA and net income during 2014 due to the timing and costs of their conversion to the Mariano’s format during that time. We do not expect the acquired stores to generate meaningful four-wall EBITDA during 2014 due to the timing and costs of their conversion to the Mariano’s format during that time. Once the total remodel is completed, we would anticipate that the new stores will have economics consistent with our other Mariano’s stores, but actual results may fail to meet our expectations. The Chicago Stores Acquisition will be the first expansion of Mariano’s through the purchase of existing store locations, and will also represent the largest simultaneous expansion of Mariano’s store locations to date. Our ability to realize the anticipated benefits of the Chicago Stores Acquisition will depend, to a large extent, on our ability to implement the Mariano’s store concept, support a larger number of stores with our existing supply chain operations and continue to provide a unique shopper experience. Our management will be required to devote significant attention and resources to these efforts, which may disrupt the operations at our existing stores and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of this investment could cause an interruption of, or a loss of momentum in our operations. In addition, the efforts required to realize the benefits of this Chicago Stores Acquisition may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may have a material adverse effect on our operating results.

Increased commodity prices and availability of commodities may impact our profitability.

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

We have significant debt service and lease obligations, which could adversely affect our financial health. As of December 28, 2013, we had approximately $742.5 million in total debt and capital lease obligations. In addition, we had future minimum lease payment commitments of approximately $2.4 billion at December 28, 2013.

Our high level of debt and fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our capital expenditures or other operational investments or shareholder dividends. In Fiscal 2012 and 2013, we had debt service repayments, of $56.2 million and $207.2 million, respectively. Fiscal 2012 debt service obligations included scheduled repayments of our senior credit facility, as discussed below. Fiscal 2013 debt service obligations included scheduled repayments on our senior credit facility, as well an optional prepayment on our senior credit facility of $148.0 million.

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

While our existing debt instruments (including the Credit Agreement) and the indenture governing the senior secured second lien notes due 2020 (the “2020 Notes”), restrict us, and our subsidiaries from incurring additional debt, these restrictions include exceptions that will allow us and our subsidiaries to incur additional debt. If additional debt is issued, the risks described above could intensify.

The terms of our new credit facilities agreement and indenture governing the notes may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

The 2014 Credit Agreements and the indenture governing the 2020 Notes include a number of customary restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

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

Our failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness we may incur from time to time could result in an event of default, which, if not cured or waived by lenders, could result in our being required to repay those borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

Proposed changes to financial accounting standards could require our store leases to be recognized on the balance sheet.

In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on the balance sheet. As of December 28, 2013, we had undiscounted operating lease commitments of approximately $2.4 billion, scheduled through 2035, related primarily to our stores. These leases are classified as operating leases and disclosed in Note 10 to our audited consolidated financial statements set forth in Item 8—Financial Statements and Supplementary Data below, but are not reflected as liabilities on our consolidated balance sheets. As of December 28, 2013, substantially all our stores were subject to leases, which have terms generally up to 20 years, and during Fiscal 2013 our operating lease expense was approximately $123.0 million.

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

Additionally, operating leases are not reflected in our consolidated balance sheets, which means that neither a leased asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. The proposed changes to ASC 840 would require that substantially all operating leases be recognized as assets and liabilities on our balance sheet. All entities would need to classify leases to determine how to recognize lease-related revenue and expense. Classification would be based on the portion of the economic benefits of the underlying asset expected to be consumed by the lessee over the lease term, for which classification would be based on the nature of the asset being leased. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. The effective date has not been determined, and may require retrospective adoption. While we have not quantified the impact this proposed standard would have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and will likely impact our income statement in an amount which cannot be determined at this time.

Compliance with Section 404 of the Sarbanes-Oxley Act may negatively impact our results of operations and failure to comply may subject us to regulatory scrutiny and a loss of investors’ confidence in our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us and our independent registered accounting firm to perform an evaluation of our internal control over financial reporting and file management’s attestation with our Annual Report on Form 10-K each year. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we reached as of December 28, 2013 will represent conclusions we or our independent registered public accounting firm reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.

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

Until February 2012, we were a privately-held company. Our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

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

We sponsor defined benefit pension plans, which are frozen with respect to benefit accruals and closed to new participants. Even though our employees are not accruing additional pension benefits under these plans, some of these pension plans are not fully funded. Our funding requirements vary based upon plan asset performance, interest rates and actuarial assumptions. Poorer than assumed asset performance and continuing low interest rates would likely cause our required funding contributions to increase in the future. As of December 28, 2013, the accumulated benefit obligation and fair value of plan assets for our Company-sponsored defined benefit plans were $179.0 million and $177.0 million, respectively. As of December 29, 2012, the accumulated benefit obligation and fair value of plan assets for these plans were $199.7 million and $163.7 million, respectively.

In addition, we participate in three underfunded multi-employer pension plans on behalf of our union-affiliated employees, and we are required to make contributions to these plans under our collective bargaining agreements. Each of these three multi-employer pension plans is currently underfunded in part due to increases in the costs of benefits provided or paid under these plans as well as lower returns on plan assets over the past several years. The unfunded liabilities of these three plans may result in increased future payments by us and other participating employers. Two of the multi-employer plans in which we participate were deemed by their plan actuaries to be in “critical status,” prompting federally mandated increases in our contributions to them. Going forward, our required contributions to these multi-employer plans could increase as a result of many factors, including the outcome of collective bargaining with the unions, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the payment of a withdrawal liability if we choose to exit a plan. We expect meaningful increases in contribution expense as a result of required incremental plan contributions to reduce underfunding. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan. For example, in recent years our share of plan underfunding has increased due to the withdrawal of participating employers that, because of their financial distress, were unable to pay contributions or their portion of the unfunded pension liability. During the fourth quarter of 2012, The Company recognized a charge of $1.0 million related to an expected liability for the withdrawal of approximately 3% of its employees who participate in the United Food and Commercial Workers Unions and Employers Pension Fund (“UFCW Fund”). These employees have resumed participation in the UFCW Fund and the Company therefore recognized a $1.0 million benefit during the third quarter of 2013 related to the reversal of the liability that was established in the fourth quarter of 2012.

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

We have a significant amount of goodwill. As of December 28, 2013, we had goodwill of approximately $610.2 million, which represented approximately 41.8% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis (as of the first day of the third quarter) or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. An impairment charge is recorded for any excess of the carrying value of goodwill over the implied fair value of the assets and liabilities.

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

Based on our annual impairment testing completed at the beginning of the third quarter of Fiscal 2011, 2012 and 2013, no impairment of goodwill was indicated.

During the fourth quarter of Fiscal 2012, our market capitalization experienced a significant decline. As a result, management believed that there were circumstances evident which indicated that the fair value of our reporting unit could be below its carrying amount. Management therefore updated its annual review of goodwill for impairment that had been completed in the third quarter of 2012 and concluded that the carrying amount of goodwill exceeded its estimated fair value, resulting in a pre-tax, non-cash impairment charge of $120.8 million ($106.4 million, after taxes) during the fourth quarter of Fiscal 2012.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	announcements of new initiatives, commercial relationships, acquisitions or other events by us or our competitors;

•	failure of any of our initiatives to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance to investors and analysts or our failure to achieve such expectations;

•	delays in, or our failure to provide, financial guidance;

•	changes in securities analysts’ estimates of our financial performance or our failure to achieve such estimates; .

•	future changes in our dividend policy;

•	sales of large blocks of our common stock, including sales by Willis Stein or by our executive officers or directors;

•	additions or departures of any of our key personnel;

•	changes in accounting principles or methodologies;

•	changing legal or regulatory developments in the U.S. and other countries; and

•	discussion of us or our stock price by the financial press and in online investor communities.

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

We do not expect to pay any cash dividends for the foreseeable future.

The continued expansion of the Mariano’s banner will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. On December 2, 2013, we announced that our Board of Directors suspended the quarterly dividend in order to reallocate capital to execute our Mariano’s growth plan. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Because we are a holding company, our ability to pay cash dividends on our common stock is largely dependent upon the receipt of dividends or other distributions from our subsidiaries. In addition, we are currently limited in our ability to declare dividends or make distributions on account of our common stock (other than in the form of common stock) under the terms of the 2020 Notes and the Term Loan.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

As of February 21, 2014, there were 49,676,077 shares of our common stock outstanding. A large portion of our shares are held by a small number of persons and investment funds. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, Willis Stein has rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

An aggregate of 5,656,563 shares of our common stock has been registered and reserved for future issuance under the 2012 Incentive Compensation Plan. As of February 21, 2014 there were 3,752,312 remaining shares available for issuance. These shares can be freely sold in the public market upon issuance, subject to satisfaction of applicable vesting provisions. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

None.

ITEM 2—PROPERTIES

We lease all of our properties from unaffiliated parties, except for two of our stores and our Stevens Point distribution center, which we own. A typical store lease is for an initial 20-year term with four renewal options of five years each. The following table shows the number of stores operated by geographic market as of December 28, 2013:

	Wisconsin	Minnesota	Illinois
Retail Stores:
Pick ‘n Save	93	—	—
Metro Market	3	—	—
Copps	25	—	—
Rainbow	—	29	—
Mariano’s	—	—	13
Distribution Centers	3	—	—
Manufacturing	1	—	—

Our Oconomowoc distribution center operates under a long-term lease expiring in 2030 with five renewal options of five years each and our Mazomanie distribution center operates under a long-term lease expiring in 2019 with two ten year renewal options. Our commissary is located in Kenosha, Wisconsin and operates under a long-term lease expiring in 2020, with five renewal options of five years each. Our executive offices are located in a leased 115,000 square foot office facility in downtown Milwaukee, which expires in 2018, with three renewal options of five years each.

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

As of February 21, 2014, there were 74 holders of record of our common stock, and the closing price of our common stock was $6.81 per share as reported by the NYSE. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Common Stock Price

The following table shows the high and low sale prices per share of our common stock as reported on The New York Stock Exchange for each quarter during the fiscal year ended December 28, 2013.

	Common Stock Price Range
	2012
Fiscal	High	Low
First Quarter	$11.38	$8.25
Second Quarter	$12.50	$9.55
Third Quarter	$10.78	$6.00
Fourth Quarter	$6.60	$3.69
Year	$12.50	$3.69

	2013
Fiscal	High	Low
First Quarter	$6.99	$4.14
Second Quarter	$8.73	$6.32
Third Quarter	$9.87	$7.94
Fourth Quarter	$10.96	$8.05
Year	$10.96	$4.14

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Roundy’s common stock between February 8, 2012 and December 28, 2013, based on the market price of the common shares and assumes reinvestment of dividends, with the cumulative total return of companies in the Russell 2000 Stock Index and a peer group composed of comparable companies in the grocery retail sector.

	Base Period 2/8/12	INDEXED RETURNS
		Quarter Ending
Company / Index		3/31/12	6/30/12	9/29/12	12/29/12	3/30/13	6/29/13	9/28/13	12/28/13
Roundy’s Inc.	100	118.89	115.86	70.76	53.36	80.41	103.62	114.51	127.07
Russell 2000	100	100.48	96.99	102.09	103.98	116.87	120.47	132.82	144.02
Peer Group	100	97.86	90.29	88.79	95.78	120.25	124.72	147.12	146.62

(1)	Assumes $100 invested on February 8, 2012 in Roundy’s, Inc., Russell 2000 and the Peer Group, with reinvestment of dividends.
(2)	Peer Group consists of The Kroger Co., Safeway, Inc., Spartan Stores, Inc., SUPERVALU Inc., Weis Markets, Inc., Harris Teeter Supermarkets, Inc., Ingles Markets, Inc., Delhaize Group SA (ADR), Koninklijke Ahold NV (ADR).

Issuer Purchases of Equity Securities

During the year ended December 28, 2013 there were no issuer purchases of equity securities.

Dividend Policy

We historically declared quarterly dividends of approximately $0.12 per share on all outstanding shares of common stock. Because the Company is a holding company, its cash flow and ability to pay dividends are dependent upon the financial results and cash flows of its operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. Distributions from the Company’s subsidiaries are subject to applicable law and any restrictions contained in its subsidiaries’ current or future debt agreements.

In addition, we are currently limited in our ability to declare dividends or make distributions on account of our common stock (other than in the form of common stock) under the terms of the 2020 Notes, the 2014 Term Facility and 2014 Revolving Facility. In particular, the indenture governing the 2020 Notes generally provides that Roundy’s Supermarkets can pay dividends and make other distributions to its parent companies in an amount not to exceed (1) 50% of Roundy’s Supermarket’s consolidated net income for the period beginning September 29, 2013 and ending as of the end of the last fiscal quarter before the proposed payment for which financial statements are available, plus (2) 100% of the aggregate amount of cash and the fair market value of any assets or property received by Roundy’s Supermarkets after December 20, 2013 from the issuance and sale of equity interests of Roundy’s Supermarkets (subject to certain exceptions), plus (3) 100% of the aggregate amount of cash and the fair market value of any assets or property contributed to the capital of Roundy’s Supermarkets after December 20, 2013, plus (4) 100% of the aggregate amount received in cash and the fair market value of assets or property received after December 20, 2013 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that Roundy’s Supermarkets has a consolidated interest coverage ratio for the most recent four fiscal quarters for which financial statements are available of at least 2.0 to 1.0. The restrictions on dividends and other distributions contained in the indenture are subject to certain exceptions, including (1) dividends and other distributions in an aggregate amount not to exceed $10.0 million in any calendar year, with unused amounts being carried forward to future periods and (2) other dividends and distributions in an aggregate amount not to exceed $20.0 million in the aggregate. Under our 2014 Term Facility, Roundy’s Supermarkets is only permitted to declare cash dividends on account of its capital stock for the purpose of funding the issuer’s expected dividend payments in an amount that does not exceed the sum of $30.0 million plus the available amount, which is calculated based on 50% of consolidated net income plus other amounts in a manner similar to the amount available for payment of dividends under the 2020 Notes, provided (a) no payment or insolvency event of default is continuing or would result therefrom and (b) the consolidated senior secured leverage ratio (on a pro forma basis) does not exceed 3.75 to 1.00. Under the 2014 Revolving Facility, Roundy’s Supermarket’s is permitted to make restricted payments, which would include the payment of dividends, provided (a) no default or event of default is continuing under the 2014 Revolving Facility and (b) either (i) the fixed charge coverage ratio is greater than 1.00 to 1.00 and excess availability plus cash and cash equivalents exceeds certain specified amounts (averaged over past 30 days and immediately after giving effect to the transaction); or (ii) excess availability plus cash and cash exceeds certain greater specified amounts (averaged over past 30 days and immediately after giving effect to the transaction).

We paid cash dividends to holders of our equity securities in an aggregate amount of $150.0 million in Fiscal 2010, including approximately $79.2 million on account of our common stock. We did not pay any dividends on account of our common stock during Fiscal 2011. We paid dividends of $26.0 million and $21.7 million on account of our common stock during Fiscal 2012 and 2013, respectively.

On December 2, 2013, we announced that our Board of Directors had suspended the quarterly dividend to reallocate capital to execute our Mariano’s growth plan. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

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

	Fiscal Year
	2009	2010	2011	2012	2013
Statement of Income Data:
Net Sales	$3,745,774	$3,766,988	$3,841,984	$3,890,537	$3,949,906

Costs and Expenses:
Cost of sales	2,726,672	2,748,919	2,804,709	2,855,385	2,898,785
Operating and administrative	876,510	868,972	886,862	908,300	947,651
Goodwill impairment charge	—	—	—	120,800	—
Interest expense, current and long-term debt, net	32,281	64,037	68,855	48,825	47,875
Interest expense, dividends on preferred stock	14,799	2,716	—	—	—
Amortization of deferred financing costs	1,816	2,906	3,469	2,413	4,354
Loss on debt extinguishment (1) (2)	5,879	—	—	13,304	—

	3,657,957	3,687,550	3,763,895	3,949,027	3,898,665

Income (loss) before income taxes	87,817	79,438	78,089	(58,490)	51,241
Provision for income taxes	40,638	33,244	30,041	10,759	16,703

Net income (loss)	$47,179	$46,194	$48,048	$(69,249)	$34,538

Net earnings (loss) per common share (3):
Basic	$—	$1.01	$1.58	$(1.61)	$0.77
Diluted	$—	$1.01	$1.58	$(1.61)	$0.76

Weighted average number of common shares outstanding:
Basic	27,587	27,384	27,324	43,047	44,949
Diluted	30,648	30,434	30,374	43,047	45,299

Dividends declared per common share	$—	$2.90	$—	$0.58	$0.48

Cash Flow Financial Data:
Cash provided by (used in):
Operating activities	$175,362	$40,633	$182,017	$105,734	$104,039
Investing activities	(93,689)	(57,754)	(65,868)	(61,554)	(102,578)
Financing activities	(99,200)	(21,365)	(65,516)	(58,359)	7,828
Depreciation and amortization	81,091	75,237	72,949	68,549	69,337
Capital expenditures	76,436	62,932	66,497	62,004	67,109

Balance Sheet Data (at end of period):
Working capital	$30,030	$28,215	$79,755	$79,909	$106,121
Total assets	1,481,877	1,446,931	1,512,682	1,380,085	1,460,938
Total debt and capital lease obligations (4)	747,286	884,008	820,141	696,562	742,463
Preferred stock subject to mandatory redemption	69,156	—	—	—	—
Shareholders’ equity	186,165	152,564	177,175	193,266	226,427

Operating Data:
Number of stores at end of fiscal year	154	155	158	161	163
Average weekly net sales per store (5)	$468	$469	$471	$467	$470
Net sales per average selling square foot per period	$596	$592	$588	$578	$575
Average store size:
Average total square feet	60,363	60,792	61,109	61,422	61,923
Average selling square feet	40,852	41,201	41,784	42,086	42,521
Change in same-store sales (6)	(1.2%)	(0.8%)	(0.2%)	(2.8%)	(2.7%)

(1)	On October 30, 2009, Roundy’s Supermarkets Inc. amended its first lien credit facility, which extended a portion of our Term Loan and modified our interest rate structure. As a result of the amendment, we recognized a loss on debt extinguishment of $5.9 million.

(2)	In connection with the completion of our initial public offering on February 13, 2012, Roundy’s Supermarkets, Inc. entered into a new senior credit facility. As a result of this refinancing, we recognized a loss on debt extinguishment of $13.3 million.
(3)	Prior to the April 29, 2010 payment of the liquidation value and unpaid dividends on our preferred stock, common shareholders did not share in net income unless earnings exceeded the remaining unpaid dividends and liquidation value. Accordingly, the common stock earnings per share prior to April 29, 2010 was zero, as the unpaid dividends and liquidation value exceeded net income. For additional information as to how we calculated net earnings per common share, see Note 14 to our audited consolidated financial statements.
(4)	Amounts shown are net of unamortized discounts of $2,647, $2,147, $8,806 and $11,769 at January 1, 2011, December 31, 2011, December 29, 2012 and December 28, 2013, respectively.
(5)	We calculated average weekly net sales per store by dividing net sales by the average number of stores open during the applicable weeks.
(6)	Represents the percentage change in our same-store sales as compared to the prior comparable period. Our practice is to include sales from a store in same-store sales beginning on the first day of the fifty-third week following the store’s opening. When a store that is included in same-store sales is remodeled or relocated, we continue to consider sales from that store to be same-store sales. This practice may differ from the methods that other food retailers use to calculate same-store or “comparable” sales. As a result, data in this Form 10-K regarding our same-store sales may not be comparable to similar data made available by other food retailers.

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

Overview

We are a leading Midwest supermarket chain founded in 1872. We have achieved leading market positions in our core markets and are the largest grocery retailer in the state of Wisconsin by net sales for Fiscal 2012, based on comparative data that we obtained from Metro Market Studies, Grocery Distribution Analysis and Guide, 2012. As of December 28, 2013, we operated 163 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary.

Our net sales have remained relatively stable over our last three completed fiscal years, despite economic challenges. During this period, we have pursued pricing and merchandising improvement initiatives, as well as our Chicago expansion strategy. We also completed our exit from third party wholesale distribution, begun in 2002, with wholesale distribution sales decreasing from $63 million in Fiscal 2008 to $15 million in Fiscal 2012. As of December 28, 2013, we continue to serve as the primary wholesaler for one independent Pick ’n Save retail store. In recent periods, our net sales have increased as compared to prior comparable periods due primarily to sales generated from stores opened or replaced during Fiscal 2012 and 2013.

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

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own-brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market with plans to open four to five new stores per year in the Chicago market over the next five years. In addition, we plan to accelerate our presence in Chicago and, as such, on December 20, 2013, we acquired 11 Dominick’s stores. We intend to convert these stores to the Mariano’s format, all of which will be opened in 2014.

As of December 28, 2013, we had thirteen stores open in the Chicago market. Given its favorable competitive dynamics and attractive demographics, including a large population and above average household income, we believe the Chicago market provides us with a compelling expansion opportunity. We also plan to continue to support our operating margins and cash flow generation by implementing cost reduction measures, including initiatives to reduce shrink and improve labor productivity throughout our operations and by focusing on higher margin products.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our financial results can be positively impacted in the short term as we sell lower-priced inventory in a higher price environment if we are able to successfully pass those higher prices on to our customers. Over the longer term, the impact of inflation is largely dependent on our ability to pass through inventory price increases to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. For example, our operating results in Fiscal 2008 were positively impacted by the inflationary environment, largely driven by higher commodity prices. Conversely, during deflationary periods our operating results are generally adversely affected. In Fiscal 2009, for example, the food retail sector began experiencing deflation, as input costs declined and price competition among retailers intensified, pressuring sales across the industry. In Fiscal 2010, food deflation moderated and, beginning in early Fiscal 2011, we began to experience inflation in some commodity driven categories, which had a slight negative impact on our gross margins as price competition has partially limited our ability to immediately pass through higher prices on certain products. In Fiscal 2012, we again experienced deflationary trends, some of which were related to pricing and promotional activity, in several key product categories that negatively affected our same-store sales and margins. In 2013, we experienced low to moderate inflation which we do not believe materially affected our same-store sales.

Targeted Investments in Everyday Low Prices

In order to support our goal of offering a superior assortment of center store, fresh and organics, supported by everyday fair pricing and a great customer experience, we adjust our pricing in certain markets for select key product categories to better compete against supercenter pricing. In those markets and categories, we are going to market with a lower everyday price and fewer deep promotional offers. This is more efficient and we believe ultimately helps our overall price image.

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

Changes in our store base during the periods presented are summarized below:

	Fiscal Year Ended
	12/31/2011	12/29/2012	12/28/2013
Stores at beginning of period	155	158	161
New stores opened	3	4	5
Relocated stores opened	4	2	0
Stores closed but relocated	(4)	(3)	0
Stores closed	0	0	(3)

Stores at end of period	158	161	163

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

Our portfolio of own-brand items has increased from approximately 1,600 items at the end of Fiscal 2005 to approximately 6,600 as of December 28, 2013, with the percentage of sales from own-brand items increasing from 8.4% for Fiscal 2005 to 23.1% for Fiscal 2013. Because own-brand items have a lower price point than national brands, as our own-brand sales mix increases, our overall net sales are reduced but our gross profit and gross margin improve.

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

Interest Expense and Loss on Debt Extinguishment

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and changes in the interest rates payable on such indebtedness. In February 2012, we used all of the net proceeds that we received from our initial public offering (“IPO”), together with our indebtedness from our new senior credit facility, to repay all of our outstanding borrowings and other amounts owed under our old credit facilities. In connection with such repayment, we recorded a charge of approximately $8.0 million, net of tax, to write off all of our unamortized deferred financing costs and the unamortized original issue discount as well as prepayment penalties associated with such indebtedness and to reflect the related prepayment premiums. In 2013, we issued $200 million of Senior Secured Second Lien Notes (the “2020 Notes”) and used the proceeds to prepay approximately $148.0 million of our Term Loan and to fund the Chicago Stores Acquisition. In connection with the prepayment on our Term Loan, we recorded charge of approximately $2.1 million, net of tax, to write off a portion of our unamortized deferred financing costs and a portion of the unamortized original issue discount on the Term Loan. Going forward, our interest expense will include the amortization of the original issue discounts associated with our debt financing arrangements, including our senior credit facility and the 2020 Notes.

Stock Compensation

In connection with the completion of our IPO, we granted an aggregate of 819,286 shares of restricted stock to certain of our directors, executive officers and non-executive officers. During Fiscal 2012, we cancelled 62,348 shares of restricted stock that were granted to executives that are no longer with the Company, and granted an additional 73,110 shares to new directors and executive officers. The 2012 restricted stock grants for executive officers and non-executive officers associated with these grants will vest over five years and the restricted stock for our directors will vest over one year. In 2013, we granted 770,366 shares of restricted stock that will vest upon certain market performance metrics (the “Market Awards”) and 460,717 shares of time-based restricted stock (the “Time-Based Awards”) to certain employees under the Plan. The Time-Based restricted stock vests over three years for employees and one year for non-employee directors. The Market Awards will vest after three years if certain specified market conditions are met. The market-based condition is a comparison of the total shareholder return (“TSR”) of the Company’s stock with the TSR of its peer group over the corresponding three year period as determined by the Compensation Committee of the Company’s Board of Directors. These Market Awards also include a modifier based on the performance of the Company’s operating income as compared to its peer group. The number of shares ultimately vested will be determined based on the TSR metric and operating income results at the conclusion of the third year. We recorded total stock-based compensation expense of $0.8 million and $1.7 million, both net of tax, in Fiscal 2012 and Fiscal 2013 respectively. We estimate that we will record compensation expense associated with the 2012 and 2013 grants of approximately $1.8 million for Fiscal 2014, $1.6 million for Fiscal 2015, $1.0 million for Fiscal 2016, and approximately $0.1 million for Fiscal 2017, in each case net of tax, and based upon the fair market value of each grant on the day of the grant.

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

We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, costs incurred in connection with our IPO (or subsequent offerings of Roundy’s common stock), loss on debt extinguishment, certain non-recurring or unusual employee and pension related costs, costs related to acquisitions, costs related to debt financing activities and goodwill impairment charges. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing our on-going operating performance. Because it omits non-cash items, we believe that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Because it omits the other items, we believe Adjusted EBITDA is also more reflective of our on-going operating performance.

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

Basis of Presentation

Our fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. For the last three completed calendar years, our fiscal year ended on December 31, 2011, December 29, 2012 and December 28,

2013. For ease of reference, we identify our fiscal years in this Annual Report on Form 10-K by reference to the calendar year ending nearest to such date. For example, “Fiscal 2013” refers to our fiscal year ended December 28, 2013. Our fiscal years include 12 reporting periods, with an additional week in the eleventh reporting period for 53 week fiscal years. All fiscal years presented included 52 weeks.

Results of Operations

Our results of operations in any particular period are affected by the number of stores we have in operation during that period. The following table summarizes our store network as of the end of each of our last three fiscal years.

	Fiscal Year Ended
	12/31/2011	12/29/2012	12/28/2013
Pick ’n Save	93	93	93
Rainbow	32	32	29
Copps	26	25	25
Metro Market	3	3	3
Mariano’s	4	8	13

Total Company-owned stores	158	161	163

Number of same-stores	155	156	158

The following table sets forth various components of our consolidated statements of income for Fiscal 2011, 2012 and 2013 from the audited consolidated financial statements included in Item 8—Financial Statements and Supplementary Data in this Annual Report on Form 10-K, expressed both in dollars and as a percentage of net sales for the period indicated.

	Fiscal Year
	2011		2012		2013
Net Sales	$3,841,984	100.0%	$3,890,537	100.0%	$3,949,906	100.0%

Costs and Expenses:
Cost of sales	2,804,709	73.0	2,855,385	73.4	2,898,785	73.4
Operating and administrative	886,862	23.1	908,300	23.3	947,651	24.0
Goodwill impairment charge	—	—	120,800	3.1	—	—
Interest expense, current and long-term debt, net	68,855	1.8	48,825	1.3	47,875	1.2
Amortization of deferred financing costs	3,469	0.1	2,413	0.1	4,354	0.1
Loss on debt extinguishment	—	—	13,304	0.3	—	—

	3,763,895	98.0%	3,949,027	101.5%	3,898,665	98.7%

Income (loss) before Income Taxes	78,089	2.0	(58,490)	(1.5)	51,241	1.3
Provision for Income Taxes	30,041	0.8	10,759	0.3	16,703	0.4

Net Income (Loss)	$48,048	1.3%	$(69,249)	(1.8%)	$34,538	0.9%

Fiscal 2013 Compared With Fiscal 2012

Net Sales. Net sales were $3.95 billion for 2013, an increase of $59.4 million, or 1.5% from $3.89 billion for 2012. The increase primarily reflects the impact of new stores, partially offset by a 2.7% decrease in same-store sales and the effect of three store closures during 2013. The decline in same-store sales was due to a 4.7% decrease in the number of customer transactions, partially offset by a 2.2% increase in the average transaction size. The Company’s same-store sales were negatively impacted by the effect of competitive store openings, the mix shift to greater generic pharmacy sales and the weak economic environment in the Company’s core markets.

As of December 28, 2013, we operated 163 retail grocery stores including 93 Pick ’n Save stores, 29 Rainbow stores, 25 Copps stores, 13 Mariano’s stores and 3 Metro Market stores.

Gross Profit. Gross profit was $1.05 billion for 2013 and $1.04 billion for 2012. Gross profit, as a percentage of net sales, was 26.6% for 2013 and 2012, respectively.

Operating and Administrative Expenses. Operating and administrative expenses were $947.7 million for 2013, an increase of $39.4 million, or 4.3%, from $908.3 million for 2012. Operating and administrative expenses, as a percentage of net sales, was 24.0% and 23.3% for 2013 and 2012, respectively. The increase was primarily due to increased occupancy and labor costs related to new stores as well as reduced fixed cost leverage in the Company’s core business resulting from lower sales.

Interest Expense. Interest expense includes interest on our outstanding indebtedness and amortization of deferred financing costs and original issue discount and is net of interest income earned on our invested cash.

Interest expense was $52.2 million for 2013, an increase of $1.0 million, from $51.2 million for 2012. The increase was primarily due to $3.5 million of unamortized loan costs, including $2.0 million of previously capitalized deferred financing costs and $1.5 million of the unamortized original issue discount on the Term Loan, both of which related to the prepayment on the Company’s Term Loan that occurred during the fourth quarter of 2013, offset by reduced interest rates on the Company’s Term Loan and decreased levels of indebtedness from the Company’s debt refinancing in the first quarter of 2012.

Income Taxes. Provision for income taxes was $16.7 million for 2013, an increase of $5.9 million, from $10.8 million for 2012. The effective income tax rates for 2013 and 2012 were 32.6% and (18.4%), respectively. The effective tax rate for 2013 reflects the settlement of certain state income tax matters. The provision for income taxes and effective tax rate for 2012 reflects the impact of the goodwill impairment charge recorded during the fourth quarter of 2012, the majority of which is non-deductible for tax purposes.

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

Operating and Administrative Expenses. Operating and administrative expenses were $908.3 million for 2012, an increase of $21.4 million, or 2.4%, from $886.9 million for Fiscal 2011. Operating and administrative expenses, as a percentage of net sales, was 23.3% and 23.1% for 2012 and 2011, respectively. The increase was primarily due to increased occupancy costs related to new and replacement stores, incremental costs related to being a public company and reduced fixed cost leverage in our core business resulting from lower same-store sales.

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

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flow generated from operations and borrowings under our revolving credit facility. Our principal uses of cash are to provide for working capital, finance capital expenditures, meet debt service requirements and pay stockholder dividends. The most significant components of our working capital are cash, inventories and accounts payable. Our working capital was $106.1 million at December 28, 2013, compared to $79.9 million at December 29, 2012. The increase in working capital was due to increased inventories and deferred income tax assets, as well as decreased current maturities of long term debt due to the prepayment of $148 million on our Term Loan.

At December 28, 2013, we had $82.2 million of cash and cash equivalents and $95.4 million of availability under our revolving credit facility. We also had an aggregate of $518.1 million of outstanding indebtedness under our Term Loan (excluding unamortized discount of $5.8 million) and other long-term debt, notes payable of $200.0 million (excluding unamortized discount of $6.0 million), $36.1 million of capital lease obligations, no outstanding borrowings under our revolving credit facility and outstanding letters of credit of $29.6 million.

We historically declared quarterly dividends of approximately $0.12 per share on all outstanding shares of common stock. Because the Company is a holding company, its cash flow and ability to pay dividends are dependent upon the financial results and cash flows of its operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. Distributions from the Company’s subsidiaries are subject to applicable law and any restrictions contained in its subsidiaries’ current or future debt agreements.

On December 2, 2013, we announced that our Board of Directors had suspended the quarterly dividend to reallocate capital to execute our Mariano’s growth plan. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. In addition, we are currently limited in our ability to declare dividends or make distributions on account of our common stock (other than in the form of common stock) under the terms of the 2020 Notes and the Term Loan.

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

Subsequent to year end, the Company completed a public offering of 10,170,989 shares of its common stock at a price of $7.00 per share, which included 2,948,113 shares sold by Roundy’s and 7,222,876 shares sold by existing shareholders. The Company received approximately $20.6 million in gross proceeds from the offering, or approximately $19.1million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds will be used for general corporate purposes, which the Company expects to include funding working capital and operating expenses as well as capital expenditures to build out the Chicago stores acquired from Safeway.

Senior Credit Facility

In connection with the completion of our IPO, our principal operating subsidiary Roundy’s Supermarkets, Inc. (“RSI”) entered into a new senior credit facility (the “2012 Refinancing”), consisting of a $675 million term loan (the “Term Loan”) and a $125 million revolving credit facility (the “Revolving Facility” and together with the Term Loan, the “Credit Facilities”) with the Term Loan maturing in February 2019 and the Revolving Facility maturing in February 2017. We used the net proceeds from the IPO, together with borrowings under the Credit Facilities, to refinance our existing indebtedness and to pay accrued interest and related prepayment premiums.

Borrowings under the Term Loan and the Revolving Facility bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. In addition, there is a fee payable quarterly in an amount equal to 0.5% per annum of the undrawn portion of the Revolving Facility.

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

On December 9, 2013, RSI amended its credit agreement governing the Credit Facilities (“as amended, the “Credit Agreement”) to, among other things, permit the issuance of the 2020 Notes and related obligations and to revise certain financial maintenance and other covenants.

The Credit Facilities contain a number of customary affirmative covenants. The Credit Facilities also contain customary negative covenants, including restrictions on (i) dividends on, and redemptions of, equity interest and other restricted payments (with a permitted basket for cash dividends on common stock in the sum of $25,000,000, plus a builder basket based on the Company’s retained portion of adjusted excess cash flow measured cumulatively, in each case, subject to pro forma compliance with financial covenants and no default or event of default being continuing; (ii) liens and sale-leaseback transactions; (iii) loans and investments;

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

At December 28, 2013, we were in compliance with our financial covenants for all of our indebtedness.

Subsequent to year-end, the Company announced that RSI had refinanced its Credit Facilities with a $460 million new term loan (“2014 Term Facility”) and an asset-based revolving credit facility (“2014 Revolving Facility”) of $220 million (the “2014 Refinancing”). In connection with the 2014 Refinancing, the Company expects to recognize a loss on debt extinguishment, which will include the write-off of deferred financing costs and the original issue discount on the Term Loan. The amount of the transaction expenses that will be expensed rather than capitalized, as well as the portion of the deferred financing costs and original issue discount that will be written off, cannot be determined at this time.

Notes

On December 20, 2013, RSI completed the private sale of $200 million notes that mature on December 15, 2020. The Company will pay interest at a rate of 10.25% on the 2020 Notes semiannually, commencing on June 15, 2014. The 2020 Notes were issued with a 3.01% discount, which will be amortized over the seven year term of the 2020 Notes. The Company capitalized $4.6 million of financing costs related to the issuance of the 2020 Notes which will be also amortized over the seven year term of the 2020 Notes.

The Company used the net proceeds from the issuance of the 2020 Notes to prepay approximately $148 million in principal amount of the Company’s outstanding term loan and to fund the Chicago Stores Acquisition. The Company capitalized $0.6 million related to an amendment fee paid to lenders of the Credit Facilities. In addition, the Company expensed $3.5 of unamortized loan costs, including $2.0 million of previously capitalized financing costs and $1.5 million of the unamortized discount on the Term Loan.

The 2020 Notes are unconditionally guaranteed, jointly and severally, on a senior basis, by (i) RSI’s indirect parent company Roundy’s, Inc., (ii) RSI’s direct parent company Roundy’s Acquisition Corp. and (iii) each of RSI’s domestic restricted subsidiaries owned on the date of original issuance of the notes, and will be secured by a second priority security interest in substantially all of our and the Guarantors’ assets, which security interests will rank junior to the security interests in such assets that secure our existing credit facility. The 2020 Notes and the guarantees thereof are secured by a second priority lien on substantially all the assets owned by RSI and the guarantors on the issue date of the 2020 Notes or thereafter acquired, subject to permitted liens and certain exceptions. These liens are junior in priority to the first-priority liens on the same collateral securing our existing Credit Facility (as well as certain hedging and cash management obligations owed to lenders thereunder or their affiliates) and to certain other permitted liens under the indenture.

The indenture governing the 2020 Notes generally provides that RSI can pay dividends and make other distributions to its parent companies in an amount not to exceed (i) 50% of RSI’s consolidated net income for the period beginning September 29, 2013 and ending as of the end of the last fiscal quarter before the proposed payment for which financial statements are available, plus (ii) 100% of the aggregate amount of cash and the fair market value of any assets or property received by RSI after December 20, 2013 from the issuance and sale of equity interests of RSI (subject to certain exceptions), plus (iii) 100% of the aggregate amount of cash and the fair market value of any assets or property contributed to the capital of RSI after December 20, 2013, plus (iv) 100% of the aggregate amount received in cash and the fair market value of assets or property received after December 20, 2013 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that RSI has a consolidated interest coverage ratio of greater than 2.0 to 1.0.

The restrictions on dividends and other distributions contained in the indenture are subject to certain exceptions, including (i) the payment of dividends to permit any of its parent companies to pay taxes, general corporate and operating expenses, customary compensation of officers and employees of such parent companies and costs related to an offering of such parent company’s equity and (ii) dividends and other distributions in an aggregate amount not to exceed $10.0 million in any calendar year, with unused amounts being carried forward to future periods.

2014 Term Facility and 2014 Revolving Facility

On March 3, 2014, RSI entered into two new senior credit facilities: (i) a $460 million term loan and (ii) a $220 million asset-based revolving credit facility and together with the Term Facility, the “2014 Facilities”). The Company used the proceeds to repay the outstanding borrowings under the Borrower’s existing Credit Facilities, including all accrued interest thereon and related costs, fees and expenses. Borrowings under the 2014 Term Facility bear interest, at our option, at (i) adjusted LIBOR (subject to a 1.00% floor) plus 4.75% or (ii) an alternate base rate plus 3.75%. The 2014 Term Facility will mature on March 3, 2021; provided however, the maturity date will spring forward to September 15, 2020 if the Company’s 2020 Notes are not refinanced in full prior to such date. The 2014 Term Facility contains customary affirmative and negative covenants including restrictions on (i) dividends on, and redemptions of, equity interest and other restricted payment; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; (vii) negative pledges and restrictions on subsidiary distributions and (viii) optional payments and modifications of certain debt instruments.

Borrowings under the 2014 Revolving Facility bear interest, at our option, at (x) adjusted LIBOR plus a margin of 1.50% - 2.00% per annum determined based on the Borrower’s excess availability or (y) alternate base rate plus a margin of 0.50% - 1.00% per annum determined based on the Borrower’s excess availability. In addition, there is a fee payable quarterly in an amount equal to either 0.375% or 0.25% per annum (determined based on the Borrower’s utilization of the Revolving Facility) of the undrawn portion of the 2014 Revolving Facility. The 2014 Revolving Facility will mature on March 3, 2019. The 2014 Revolving Facility contains customary affirmative and negative covenants including restrictions on (i) dividends on, and redemptions of, equity interest and other restricted payment; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; (vii) negative pledges and restrictions on subsidiary distributions; and (viii) optional payments and modifications of certain debt instruments.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	2011	2012	2013
Net cash provided by operating activities	$182,017	$105,734	$104,039
Net cash used in investing activities	(65,868)	(61,554)	(102,578)
Net cash (used in) provided by financing activities	(65,516)	(58,359)	7,828

Net increase (decrease) in cash and cash equivalents	$50,633	$(14,179)	$9,289

Cash and cash equivalents at end of period	$87,068	$72,889	$82,178

Net Cash Provided by Operating Activities. Net cash provided by operating activities in Fiscal 2012 was $105.7 million, compared to $182.0 million in Fiscal 2011. The decrease in cash provided by operating activities was due primarily to the higher use of cash for working capital in 2012, which was primarily related to the timing of vendor payments that were made in late 2010, rather than early 2011, together with lower operating income and higher income tax payments made during 2012.

Net cash provided by operating activities in Fiscal 2013 was $104.0 million, compared to $105.7 million in Fiscal 2012. The decrease in cash provided by operating activities was due primarily to reduced operating income and timing of payments for payroll and employee benefits and income taxes, partially offset by reduced pension contributions and interest payments.

Net Cash Used in Investing Activities. Net cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology, store maintenance and our supply chain, as well as business acquisitions.

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

Net cash used in investing activities was $102.6 million during Fiscal 2013. Net cash used during the period related primarily to capital expenditures of $67.1 million and cash used for the Chicago Stores Acquisition of $36.0 million, partially offset by $0.5 million of proceeds from asset sales.

Net Cash Used in Financing Activities. Net cash used in financing activities consists primarily of payments on our debt and capital lease obligations, proceeds from debt borrowing, and payment of dividends to our shareholders.

Net cash used in financing activities was $65.5 million during Fiscal 2011. Net cash used during the period was due primarily to scheduled payments of debt and capital lease obligations, which included a payment of $53.5 million for a portion of our Term Loan which matured in November 2011.

Net cash used in financing activities was $58.4 million during Fiscal 2012. Net cash used during the period consisted of payments of debt and capital lease obligations of $791.6 million, primarily to refinance our existing indebtedness and related financing costs of $18.2 million, offset somewhat by the net proceeds from our Term Loan of $664.9 million and net proceeds from our initial public offering of $111.8 million. In addition, during 2012, we paid dividends to shareholders in the amount of $26.0 million.

Net cash provided by financing activities was $7.8 million during Fiscal 2013. Net cash provided during the period consisted of the net proceeds of the 2020 Notes offering of $194.0 million, partially offset by payments of debt and capital lease obligations of $158.9 million, including the prepayment on our Term Loan of $148.0 million, as well as costs related to the 2020 Notes issuance and credit agreement amendment of $4.6 million and $0.6 million, respectively. In addition, during 2013, we paid dividends to shareholders in the amount of $21.7 million.

Capital Expenditures

Total capital expenditures for Fiscal 2014, excluding any acquisitions, are estimated to be approximately $90-$95 million.

Non-GAAP Measures

We present Adjusted EBITDA, a non-GAAP measure, to provide investors with a supplemental measure of our operating performance. We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, costs incurred in connection with our IPO (or subsequent offerings of our Roundy’s common stock), loss on debt extinguishment, certain non-recurring or unusual employee and pension related costs, costs related to acquisitions, costs related to debt financing activities and goodwill impairment charges. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following is a summary of the calculation of Adjusted EBITDA for Fiscal 2011, 2012 and 2013 (in thousands):

	2011	2012	2013
Net income (loss)	$48,048	$(69,249)	$34,538
Interest expense, current and long-term debt, net	68,855	48,825	47,875
Provision for income taxes	30,041	10,759	16,703
Depreciation and amortization expense	69,480	66,136	64,983
LIFO (credit) charge	4,262	1,343	976
Amortization of deferred financing costs	3,469	2,413	4,354
Non-cash stock compensation expense	—	1,431	2,765
Loss on debt extinguishment	—	13,304	—
Goodwill impairment charge	—	120,800	—
Executive recruiting fees and relocation expenses	—	484	—
Severance to former executives	—	904	—
Acquisition costs	—	—	375
Term loan amendment fees	—	—	604
One-time pension withdrawal expense/(benefit)	—	1,006	(1,006)
One-time IPO expenses	—	519	—

Adjusted EBITDA	$224,155	$198,675	$172,167

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

Contractual Obligations

The following table of material debt and lease commitments at December 28, 2013 (See Notes 6 and 10 to the consolidated financial statements included within Item 8—Financial Statements and Supplementary Data) summarizes the effect these obligations are expected to have on our cash flow in the future periods as set forth in the table below (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Principal on long-term debt	$214	$220	$227	$234	$241	$716,994	$718,130
Interest on long-term debt (1)	51,713	50,192	50,186	50,179	50,171	43,997	296,438
Principal on capital leases	4,524	4,964	5,139	4,659	3,005	13,811	36,102
Interest on capital leases	2,811	2,520	2,083	1,655	1,315	6,975	17,359
Operating leases	143,312	151,672	159,434	155,643	149,917	1,643,641	2,403,619
Sublease income	(5,663)	(3,587)	(2,910)	(1,966)	(1,351)	(4,428)	(19,905)

Total commitments	$196,911	$205,981	$214,159	$210,404	$203,298	$2,420,990	$3,451,743

(1)	Interest payments on long-term debt have been estimated based on the coupon rate for fixed rate obligations or the rate in effect at December 28, 2013 for variable rate obligations. Interest obligations exclude amounts which have been accrued through December 28, 2013.

The following table represents our material debt and lease commitments as of March 4, 2014, after giving effect for the 2014 Refinancing that occurred subsequent to year-end (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Principal on long-term debt (1)	$3,664	$4,820	$4,827	$4,834	$4,841	$638,268	$661,254
Interest on long-term debt (2)	48,153	46,553	46,283	46,012	45,740	83,167	315,908
Principal on capital leases	4,524	4,964	5,139	4,659	3,005	13,811	36,102
Interest on capital leases	2,811	2,520	2,083	1,655	1,315	6,975	17,359
Operating leases	143,312	151,672	159,434	155,643	149,917	1,643,641	2,403,619
Sublease income	(5,663)	(3,587)	(2,910)	(1,966)	(1,351)	(4,428)	(19,905)

Total commitments	$196,801	$206,942	$214,856	$210,837	$203,467	$2,381,434	$3,414,337

(1)	Includes principal payments on our new 2014 Term Facility (as defined herein) and other long-term debt.

(2)	Includes interest payments on our existing Term Loan (through the date of the 2014 Refinancing) and on the new 2014 Term Facility. Interest payments have been estimated based on the coupon rate for fixed obligations or the rate in effect at December 28, 2013 for variable rate obligations related to the existing Term Loan, and the rate in effect for the new 2014 Term Facility on the date of the 2014 Refinancing. Interest payments do not include interest payments on the new 2014 Revolving Facility (as defined herein). While the Company expects there will be borrowings and interest payments on the new 2014 Revolving Facility, those borrowings and related interest payments cannot be estimated. Interest obligations exclude amounts which have been accrued through December 28, 2013.

As of December 28, 2013, we have $9.8 million of unrecognized tax benefits. The Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by $8.9 million in the next twelve months. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to uncertainty regarding the timing of future cash outflows associated with these liabilities.

Our purchase obligations are cancelable and therefore not included in the above table.

We have outstanding letters of credit that total approximately $29.6 million at December 28, 2013.

We are required to make contributions to our defined benefit plans. These contributions are required under the minimum funding requirements of Employee Retirement Pension Plan Income Security Act. Our estimated 2014 minimum required contributions to our defined benefit plans are approximately $0.9 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, we are not able to reasonably estimate our future required contributions beyond 2014.

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

During the fourth quarter of 2012, The Company recognized a charge of $1.0 million related to an expected liability for the withdrawal of approximately 3% of its employees who participate in the United Food and

Commercial Workers Unions and Employers Pension Fund (“UFCW Fund”). These employees have resumed participation in the UFCW Fund and the Company therefore recognized a $1.0 million benefit during the third quarter of 2013 related to the reversal of the liability that was established in the fourth quarter of 2012.

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

Inventories

Inventories are recorded at the lower of cost or market. Substantially all of our inventories consist of finished goods. Cost is calculated on a FIFO and a LIFO basis for approximately 64% and 36%, and 66% and 34%, of our inventories at December 29, 2012 and December 28, 2013, respectively. We use the link chain method for computing dollar value LIFO, whereby the base year values of beginning and ending inventories are determined using price indexes published by the Bureau of Labor Statistics. We use a combination of the retail inventory method (“RIM”) and weighted average cost method to determine the current cost of inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The weighted average cost method is used for our supply chain and perishable store inventories and the RIM method is used for all other inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, our inventories would have been higher by approximately $23.5 million and $24.4 million as of December 29, 2012 and December 28, 2013, respectively.

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

Reserves for Self-Insurance

We are primarily self-insured for potential liabilities for workers’ compensation, general liability and prior to Fiscal 2013 and beginning in Fiscal 2014, employee health care benefits. It is our policy to record the liability based on claims filed and a consideration of historical claims experience, demographic factors and other actuarial assumptions for those claims incurred but not yet reported. Any projection of losses concerning these claims is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Employee Benefit Plans

Certain of our employees are covered by noncontributory defined benefit pension plans. U.S. GAAP requires that we recognize in our consolidated balance sheet a liability for plans which are underfunded or unfunded, or an asset for plans which are overfunded. U.S. GAAP also requires that we measure the benefit obligations and fair value of plan assets that determine our plans’ funded status as of our fiscal year end date. We historically have used a December 31 measurement date. For the fiscal year ended 2013, we used a measurement date of December 28 as it more closely approximated our fiscal year. We record, as a component of accumulated other comprehensive income/(loss), actuarial gains or losses that have not yet been recognized.

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

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled. Our methodology for selecting the discount rates as of December 28, 2013 was to match the plans’ cash flows to that of a yield curve that provides the equivalent yields on high-quality fixed income securities for each maturity. Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in high quality income securities that mature in the same year. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 4.64% weighted average discount rate as of December 28, 2013 represents the equivalent rate constructed under a broad-market yield curve. We utilized a weighted average discount rate of 3.77% as of December 29, 2012. A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of December 28, 2013, by approximately $22 million.

To determine the expected rate of return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories. For 2012 and 2013, we assumed a pension plan investment return rate of 8.5% and 8.25%, respectively. For our fiscal year ending January 3, 2015, we have assumed a pension plan investment return rate of 8.25%.

Goodwill

We have a significant amount of goodwill. As of December 28, 2013, we had goodwill of approximately $610.2 million, which represented approximately 41.8% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis (as of the first day of the third quarter) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our single reporting unit. If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value of goodwill over the implied fair value.

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

Based on our annual impairment testing completed at the beginning of the third quarter of Fiscal 2011, 2012 and 2013, no impairment of goodwill was indicated. During the fourth quarter of Fiscal 2012, our market capitalization experienced a significant decline. As a result, management believed that there were circumstances evident which indicated that the fair value of our reporting unit could be below its carrying amount and management therefore updated its annual review of goodwill for impairment that had been completed in the third quarter. With the assistance of a third party valuation firm, we completed the first step of the impairment evaluation process in comparing the fair value of our reporting unit to its carrying value. At that time the carrying value exceeded the fair value of our reporting unit and therefore, the Company completed the second step of the impairment evaluation. The second step calculates the implied fair value of the goodwill, which is compared to the carrying value of goodwill. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of the goodwill. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of the goodwill exceeded the implied fair value of goodwill, which resulted in a non-cash, pre-tax impairment charge of $120.8 million ($106.4 million, net of taxes) during the fourth quarter of Fiscal 2012.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates. We manage interest rate risk through the use of fixed- and variable-interest rate debt. The Credit Facilities provide a floor in the rates under which we are charged interest expense. Currently, the LIBOR rate is below the interest rate floor included in the Credit Facilities. Should the LIBOR rate exceed the floor provided in the Credit Facilities agreement, we would be required to make higher interest payments than we are currently making. We historically have not engaged in interest rate hedging activities related to our interest rate risk, however on August 27, 2013, we entered into a one-year forward starting interest rate swap (the “Swap”), which will mature on August 27, 2016, to hedge cash flows related to interest payments on a $75 million notional amount related to the Term Loan. The Swap effectively fixes the interest rate for $75 million of the term loan. The Swap involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the duration of the Swap without an exchange of the underlying principal amount. In accordance with ASC 815, we designated the Swap as a cash flow hedge. Even after giving effect to the Swap, we are exposed to risks due to fluctuations in the market value of the Swap and changes in interest rates with respect to the portion of our Term Loan that is not covered by the Swap. A one percentage point increase in LIBOR above the 1.25% minimum floor would cause an increase to the interest expense on our borrowings under the Term Loan of approximately $4.4 million, after giving effect to the Swap. We may engage in additional hedging activities related to our interest rate risk from time to time in the future.

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

Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Roundy’s, Inc.;

We have audited the accompanying consolidated balance sheets of Roundy’s, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roundy’s, Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Roundy’s, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Roundy’s, Inc.;

We have audited Roundy’s, Inc. internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Roundy’s, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Roundy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Roundy’s, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2013 and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 7, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	December 31, 2011	December 29, 2012	December 28, 2013
Net Sales	$3,841,984	$3,890,537	$3,949,906

Costs and Expenses:
Cost of sales	2,804,709	2,855,385	2,898,785
Operating and administrative	886,862	908,300	947,651
Goodwill impairment charge	—	120,800	—
Interest:
Interest expense, current and long-term debt, net	68,855	48,825	47,875
Amortization of deferred financing costs	3,469	2,413	4,354
Loss on debt extinguishment	—	13,304	—

	3,763,895	3,949,027	3,898,665

Income (Loss) before Income Taxes	78,089	(58,490)	51,241

Provision for Income Taxes	30,041	10,759	16,703

Net Income (Loss)	$48,048	$(69,249)	$34,538

Net earnings (loss) per common share:
Basic	$1.58	$(1.61)	$0.77
Diluted	$1.58	$(1.61)	$0.76

Weighted average number of common shares oustanding:
Basic	27,324	43,047	44,949
Diluted	30,374	43,047	45,299

Dividends declared per share	$—	$0.58	$0.48

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31, 2011	December 29, 2012	December 28, 2013
Net Income (Loss)	$48,048	$(69,249)	$34,538

Other Comprehensive Income (Loss):
Employee benefit plans funded status	$(22,886)	$(1,455)	$18,764
Interest rate swap fair value adjustment			(264)

Other Comprehensive Income (Loss)	(22,886)	(1,455)	18,500

Comprehensive Income (Loss)	$25,162	$(70,704)	$53,038

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 29, 2012	December 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$72,889	$82,178
Notes and accounts receivable, less allowance for losses of $792 and $557, respectively	33,118	38,838
Merchandise inventories	292,673	302,122
Prepaid expenses	9,706	9,867
Income taxes receivable	—	1,704
Deferred income taxes	5,259	13,838

Total current assets	413,645	448,547

Property and Equipment, net	314,044	342,974

Other Assets:
Other assets—net	46,410	59,846
Goodwill	605,986	610,186

Total other assets	652,396	670,032

Total assets	$1,380,085	$1,461,553

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$240,392	$251,586
Accrued wages and benefits	39,540	38,652
Other accrued expenses	40,594	46,834
Current maturities of long-term debt and capital lease obligations	10,918	4,739
Income taxes payable	2,292	615

Total current liabilities	333,736	342,426

Long-term Debt and Capital Lease Obligations	685,644	737,724
Deferred Income Taxes	59,112	76,285
Other Liabilities	108,327	78,691

Total liabilities	1,186,819	1,235,126

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock (5,000 shares authorized at 12/29/12 and 12/28/13, respectively, $0.01 par value, 0 shares at 12/29/12 and 12/28/13, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 45,654 shares and 46,777 shares at 12/29/12 and 12/28/13, respectively, issued and outstanding)	457	468
Additional paid-in capital	114,120	116,874
Retained earnings	125,649	137,545
Accumulated other comprehensive loss	(46,960)	(28,460)

Total shareholders’ equity	193,266	226,427

Total liabilities and shareholders’ equity	$1,380,085	$1,461,553

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2011	December 29, 2012	December 28, 2013
Cash Flows From Operating Activities:
Net income (loss)	$48,048	$(69,249)	$34,538
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Goodwill impairment charge	—	120,800	—
Depreciation of property and equipment and amortization of intangible assets	69,480	66,136	64,983
Amortization of deferred financing costs	3,469	2,413	4,354
(Gain) loss on sale of property and equipment and other assets	(542)	(438)	125
LIFO charges	4,262	1,343	976
Deferred income taxes	18,030	(5,659)	3,894
Interest earned on shareholder notes receivable	(187)	—	—
Loss on debt extinguishment	—	13,304	—
Amortization of debt discount	500	1,381	3,040
Stock-based compensation expense	—	1,431	2,765
Forgiveness of shareholder notes receivable	75	—	—
Changes in operating assets and liabilities, net of the effect of business acquisitions:
Notes and accounts receivable	4,609	(651)	(5,720)
Merchandise inventories	(32,565)	(7,479)	(10,425)
Prepaid expenses	(2,061)	9,174	(161)
Other assets	532	329	360
Accounts payable	79,744	(4,824)	11,194
Accrued expenses and other liabilities	(19,725)	(21,458)	2,312
Income taxes	8,348	(819)	(8,196)

Net cash flows provided by operating activities	182,017	105,734	104,039

Cash Flows From Investing Activities:
Capital expenditures	(66,497)	(62,004)	(67,109)
Proceeds from sale of property and equipment and other assets	629	450	531
Payment for business acquisitions	—	—	(36,000)

Net cash flows used in investing activities	(65,868)	(61,554)	(102,578)

Cash Flows From Financing Activities:
Dividends paid to common shareholders	—	(25,998)	(21,676)
Payments of withholding taxes for vesting of restricted stock shares	—	—	(390)
Borrowings on revolving credit facility	—	117,500	54,750
Payments made on revolving credit facility	—	(117,500)	(54,750)
Proceeds from long-term borrowings	—	664,875	—
Issuance of notes	—	—	193,998
Payments of debt and capital lease obligations	(64,367)	(791,610)	(158,902)
Purchase of common stock	(439)	—	—
Issuance of common stock, net of issuance costs	—	112,540	—
Payment of equity issuance costs in advance of stock issuance	(710)	—	—
Debt issuance and refinancing fees and related expenses	—	(18,166)	(4,566)
Credit agreement amendment fees and expenses	—	—	(636)

Net cash flows (used in) provided by financing activities	(65,516)	(58,359)	7,828

Net (Decrease) Increase in Cash and Cash Equivalents	50,633	(14,179)	9,289

Cash and Cash Equivalents, Beginning of Year	36,435	87,068	72,889

Cash and Cash Equivalents, End of Year	$87,068	$72,889	$82,178

Supplemental Cash Flow Information:
Cash paid for interest	$71,122	$53,484	$44,195
Cash paid for income taxes	3,663	17,237	21,005
Shareholder notes cancelled in exchange for common stock	4,203	—	—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Shareholder Notes Receivable	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	10	$1,044	27,345	$273	$3,565	$174,392	$(4,091)	$(22,619)	$152,564

Net income	—	—	—	—	—	48,048	—	—	48,048
Purchase of common stock	—	—	(26)	—	—	(439)	—	—	(439)
Interest on shareholder notes receivable	—	—	—	—	—	—	(187)	—	(187)
Cancellation of shareholder notes receivable and accrued interest in exchange for common stock	—	—	(247)	(2)	(3,565)	(636)	4,278	—	75
Employee benefit plans, net of ($15,262) tax	—	—	—	—	—	—	—	(22,886)	(22,886)

Balance, December 31, 2011	10	$1,044	27,072	$271	$—	$221,365	$—	$(45,505)	$177,175

Net loss	—	—	—	—	—	(69,249)	—	—	(69,249)
Conversion of preferred stock to common stock	(10)	(1,044)	3,050	31	1,013	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	14,706	147	111,684	—	—	—	111,831
Restricted stock grants, net of forfeitures	—	—	830	8	1,423	—	—	—	1,431
Rounding of partial shares held prior to stock split	—	—	(4)	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(26,467)	—	—	(26,467)
Employee benefit plans, net of ($971) tax	—	—	—	—	—	—	—	(1,455)	(1,455)

Balance, December 29, 2012	—	$—	45,654	$457	$114,120	$125,649	$—	$(46,960)	$193,266

Net income	—	—	—	—	—	34,538	—	—	34,538
Restricted stock grants, net of forfeitures	—	—	1,181	12	2,753	—	—	—	2,765
Withholding tax on restricted stock grant vesting	—	—	(58)	—	—	(357)	—	—	(357)
Common stock dividends	—	—	—	—	—	(22,285)	—	—	(22,285)
Employee benefit plans, net of $12,665 tax	—	—	—	—	—	—	—	18,764	18,764
Interest rate swap fair value, net of ($176) tax	—	—	—	—	—	—	—	(264)	(264)

Balance, December 28, 2013	—	$—	46,777	$469	$116,873	$137,545	$—	$(28,460)	$226,427

See notes to consolidated financial statements.

ROUNDY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, DECEMBER 29, 2012 AND DECEMBER 28, 2013

1. ORGANIZATION

Roundy’s, Inc. (“Roundy’s” or the “Company”) is a corporation formed in 2010 for the purpose of owning and operating Roundy’s Acquisition Corp. (“RAC”), and its 100% owned subsidiary, Roundy’s Supermarkets, Inc. (“RSI”).

Roundy’s is a leading food retailer in the state of Wisconsin. As of December 28, 2013, Roundy’s owned and operated 163 retail grocery stores, of which 121 are located in Wisconsin, 29 are located in Minnesota and 13 are located in Illinois. Roundy’s also distributes a full line of food and non-food products from three wholesale distribution centers and provides services to one independent licensee retail grocery store in Wisconsin.

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

On January 24, 2012, the Board of Directors approved an amendment to the articles of incorporation to increase the number of shares Roundy’s is authorized to issue to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, and to convert all of its outstanding preferred stock into shares of common stock on a one-for-one basis. Subsequent to the preferred stock conversion, the Board of Directors approved an approximately 292.2-for-one stock split on all common shares outstanding as of that date. In accordance with applicable accounting rules, the Company has restated all of the historical common share and per share amounts for the periods presented to give retroactive effect to this 292.2-for-one common stock split but have not given retroactive effect to the conversion of preferred stock into common stock. Therefore, the 10,439 shares of outstanding preferred stock at December 31, 2011 are reflected as having been converted and then subsequently split in January 2012.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Roundy’s and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, all references in these consolidated financial statements to “the Company”, “Roundy’s” or similar words are to Roundy’s, Inc. and its subsidiaries.

Fiscal Year—The Company’s fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The years ended December 31, 2011 (“Fiscal 2011”), December 29, 2012 (“Fiscal 2012”) and December 28, 2013 (“Fiscal 2013”) included 52 weeks.

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

Revenue Recognition—Retail revenues are recognized at the point of sale. Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction of sales as the products are sold. Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons. The Company records a receivable from the vendor for the difference in sales price and payment received from the customer. Sales taxes are not recorded as a component of retail revenues as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

The Company records deferred revenue when Roundy’s gift cards are sold. A sale is then recognized when the gift card is redeemed to purchase product from the Company. Gift card breakage is recognized when redemption is deemed remote. The amount of breakage has not been material in Fiscal 2011, Fiscal 2012 or Fiscal 2013.

Independent distribution revenues are recognized, net of any estimated returns and allowances, when product is shipped, collectability is reasonably assured, and title has passed.

Cost of Sales—Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with supply chain operations.

Purchases of product at discounted costs are recorded in inventory at the discounted cost until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor allowances received to fund advertising and certain other expenses are recorded as a reduction of the Company’s expense for such related advertising or other expense if such vendor allowances reimburse the Company for specific, identifiable and incremental costs incurred in selling the vendor’s product. Any excess reimbursement over cost is classified as a reduction to cost of sales.

Vendor allowances for volume and other program allowances and allowances to fund advertising related expenses totaled $127.7 million, $125.7 million and $113.5 million for Fiscal 2011, Fiscal 2012 and Fiscal 2013, respectively.

Operating and Administrative Expenses—Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses and other expenses associated with facilities unrelated to supply chain operations, internal management expenses and expenses for finance, legal, business development, human resources, purchasing and other administrative departments. Pre-opening costs associated with opening new and remodeled stores are expensed as incurred. The Company expenses advertising costs as incurred. Advertising expenses totaled $31.2 million, $28.4 million and $26.9 million for Fiscal 2011, Fiscal 2012 and Fiscal 2013, respectively.

Interest Expense—Interest expense includes interest on the Company’s outstanding indebtedness and is net of interest income earned on invested cash.

Income Taxes—The provision for federal income tax is computed based upon our consolidated tax return. The provision for state income tax is computed based upon the tax returns the Company files in the appropriate tax jurisdictions. The Company provides for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company periodically reviews tax positions taken or expected to be taken, and income tax benefits are recognized for those positions for which it is more likely than not will be upheld upon examination by taxing authorities. We recognize the settlement of certain tax positions based upon criteria under which a position may be determined to be effectively settled.

Comprehensive Income (Loss)—Comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity in the consolidated statements of shareholders’ equity. The Company’s other comprehensive income (loss) is comprised of the adjustments for pension liabilities and the fair value of interest rate swaps.

Fair Value of Financial Instruments—ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. ASC 820 prioritizes the inputs to valuation techniques used to measure fair value into the following hierarchy:

•	Level 1: Unadjusted quoted prices are available in active markets for identical assets or liabilities that can be accessed at the measurement date;

•	Level 2: Inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability;

•	Level 3: Unobservable inputs for which little or no market activity exists.

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements as of December 28, 2013, which is an interest rate derivative liability of $0.4 million. Interest rate derivatives are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy. The Company had no interest rate swaps as of December 29, 2012.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable and accounts payable approximated fair value as of December 28, 2013. Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $22.4 million and $28.2 million, as of December 29, 2012 and December 28, 2013, respectively. Based on recent open market transactions of the Company’s Term Loan and the 2020 Notes, the fair value of long-term debt, including current maturities, is approximately $673.6 million and $732.7 million as of December 29, 2012 and December 28, 2013, respectively. The Company considers the fair value of the capital leases, Term Loan and 2020 Notes to be Level 2 within the fair value hierarchy.

Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. Accounts payable includes $47.3 million and $53.2 million at December 29, 2012 and December 28, 2013, respectively, of checks written in excess of related bank balances but not yet presented to banks for collection.

Accounts Receivable—The Company is exposed to credit risk with respect to accounts receivable. The Company continually monitors its receivables with vendors and customers by evaluating the collectability of accounts receivable based on a combination of factors, namely aging and historical trends. An allowance for doubtful accounts is recorded based on the likelihood of collection based on management’s review of the facts. Accounts receivable are written off after all collection efforts have been exhausted.

Inventories—Inventories are recorded at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods. Cost is calculated on a first-in-first-out (“FIFO”) and last-in-first-out (“LIFO”) basis for approximately 64% and 36%, and 66% and 34%, of inventories at December 29, 2012 and December 28, 2013, respectively. If the FIFO method was used to calculate the cost for the Company’s entire inventory, inventories would have been approximately $23.5 million and $24.4 million greater at December 29, 2012 and December 28, 2013, respectively.

Additionally, cost of sales would have been approximately $0.1 million greater during Fiscal 2011, $0.3 million greater during Fiscal 2012, and $0.2 million greater during Fiscal 2013, respectively, had the Company not experienced a reduction in inventory quantities that are valued under the LIFO method.

Cost is determined using the retail inventory method for all retail inventories, which totals approximately 72% and 70% of total inventories at December 29, 2012 and December 28, 2013, respectively. Cost for supply chain inventory is determined based on the weighted average costing method and such inventory totals 28% and 30% of total inventories at December 29, 2012 and December 28, 2013, respectively.

The Company records an inventory shrink adjustment based on a physical count and also provides an estimated inventory shrink adjustment for the period between the last physical inventory count and each balance sheet date. The Company performs physical counts of perishable store inventories approximately every month and nonperishable store inventories at least twice per year. The adjustments resulting from the physical inventory counts have been consistent with the inventory shrink estimates provided for in the consolidated financial statements.

Property and Equipment—Property and equipment are stated at cost and are depreciated by the straight-line method for financial reporting purposes and by use of accelerated methods for income tax purposes. Depreciation and amortization of property and equipment are expensed over their estimated useful lives, which are generally 39 years for buildings and three to ten years for equipment. Leasehold improvements and property under capital leases are amortized over the lesser of the useful life of the asset or the term of the lease. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company’s discretion when penalty for a failure to renew is so significant that exercise of the option is determined to be reasonably assured at the inception of the lease.

Leases—The Company categorizes leases at inception as either operating leases or capital leases. The Company records rent liabilities for contingent percentage of sales lease provisions when it is determined that it is probable that the specified levels will be reached as defined by the lease. Lease expense for operating leases with increasing rate rents is recognized on a straight-line basis over the term of the lease.

Deferred Financing Costs—Deferred financing costs and original issue discounts are amortized over the life of the related debt using the effective interest rate method.

Interest Rate Risk Management— In August 2013, the Company entered into a one-year forward starting interest rate swap. The Company accounts for derivatives in accordance with the provisions of FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which requires companies to recognize all of its derivative instruments as either an asset or liability in the balance sheet at fair value. The Company had no interest rate swaps in Fiscal 2011 and Fiscal 2012.

Long-Lived Assets—Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company considers factors such as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. The Company determined that no long-lived assets were impaired in Fiscal 2011, Fiscal 2012 and Fiscal 2013, other than goodwill in Fiscal 2012 as described below.

Customer Lists—Customer lists, which represent prescription files from acquired pharmacies, are amortized over the estimated payback period on acquisition of the files and subject to review for potential impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.

Goodwill—Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The carrying value of goodwill is evaluated for impairment annually on the first day of the third quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.

The Company has determined that it has one financial reporting unit. The Company has determined that a single financial reporting unit is appropriate for goodwill impairment testing purposes because while its stores are operated in varying geographies and under different banners, they offer the same general mix of products, have similar pricing strategies and promotional programs resulting in similar economic characteristics. Stores are managed centrally through a consolidated buying, merchandising, operational and financial management organization.

The fair value of the Company’s financial reporting unit is determined by using an income approach based on the discounted cash flows of the reporting unit and a market approach based on comparable market values of the reporting unit. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If the fair value of the reporting unit is less than its carrying amount, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying amount of goodwill over the implied fair value.

The Company completed its annual impairment reviews for Fiscal 2011, Fiscal 2012 and Fiscal 2013 and concluded there was no impairment of goodwill. During the fourth quarter of Fiscal 2012, the Company’s market capitalization experienced a significant decline. As a result, management believed that there were circumstances evident which indicated that the fair value of the Company’s reporting unit could be below its carrying amount and management therefore updated its annual review of goodwill for impairment that had been completed in the third quarter. With the assistance of a third party valuation firm, the Company completed the first step of the impairment evaluation process in comparing the fair value of its reporting unit to its carrying value. At that time the carrying value exceeded the fair value of the Company’s reporting unit and therefore, the Company completed the second step of the impairment evaluation. The second step calculates the implied fair value of the goodwill, which is compared to the carrying value of goodwill. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of the goodwill. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of the goodwill exceeded the implied fair value of goodwill, which resulted in a non-cash, pre-tax impairment charge of $120.8 million ($106.4 million, net of taxes) during the fourth quarter of 2012.

The testing for impairment of goodwill requires the extensive use of management judgment and financial estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

The change in the net carrying amount of goodwill consisted of the following (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013
Balance at beginning of year:
Goodwill	$726,879	$726,786
Accumulated impairment losses	—	(120,800)

	$726,879	$605,986
Activity during the year:
Acquistion activity	—	4,260
Impairment charge	(120,800)	—
Adjustment to acquisition liabilities, net of tax	(93)	(60)

Balance at end of year:
Goodwill	726,786	730,986
Accumulated impairment losses	(120,800)	(120,800)

Balance at end of year	$605,986	$610,186

The adjustment to acquisition liabilities relates to closed facility reserves that were established during purchase accounting from prior acquisitions. This adjustment represents the reduction in reserve from the original estimate at the time the facilities were acquired. As these reserves were recognized in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” any subsequent adjustments are recognized as an adjustment to goodwill.

Trademarks—Trademarks, which have indefinite lives, are not amortized but are evaluated annually for impairment. The review consists of comparing the estimated fair value to the carrying value. Fair value of the Company’s trade names is determined primarily by discounting an assumed royalty value applied to managements’ estimate of projected future revenues associated with the trade name. The royalty cash flows are discounted using rates based on the weighted average cost of capital. There was no impairment in Fiscal 2011, Fiscal 2012, or Fiscal 2013.

Self-Insurance—The Company is primarily self-insured for potential liabilities for workers’ compensation, general liability and employee pharmacy prescriptions. Prior to Fiscal 2013, we were also self-insured for employee health care benefits. It is the Company’s policy to record the liability based on claims filed and a consideration of historical claims experience, demographic factors and other actuarial assumptions for those claims incurred but not yet reported. Any projection of losses concerning these claims is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A summary of the changes in the Company’s self-insurance liability is as follows (in thousands):

	Year Ended
	December 31, 2011	December 29, 2012	December 28, 2013
Balance at beginning of year	$32,143	$30,334	$31,521
Claim payments	(79,738)	(76,867)	(33,666)
Reserve accruals	77,929	78,054	29,142

Balance at end of year	$30,334	$31,521	$26,997

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

The following table provides the activity in the liability for closed stores (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013
Balance at beginning of year	$14,909	$8,636
Charges for closed stores	445	363
Payments	(6,506)	(1,511)
Adjustments	(212)	(60)

Balance at end of year	$8,636	$7,428

Concentrations of Risk—Certain of the Company’s employees are covered by collective bargaining agreements. As of December 28, 2013, the Company had 44 union contracts covering approximately 56% of its employees. Of these contracts, none were expired as of December 28, 2013 but there were 282 employees that were previously non-union employees operating without a negotiated contract. There are 10 union contracts that expire in 2014. In the aggregate, contracts not yet negotiated or expiring in 2014 cover approximately 15% of the Company’s employees. The remaining 34 contracts expire in 2015 through 2016. The Company believes that its relationships with its employees are good; therefore, it does not anticipate significant difficulty in renegotiating these contracts.

Stock-based Compensation—The Company accounts for stock-based compensation to employees and directors based on the fair value on the date of the grant. Stock-based compensation expense is recognized over the requisite service period of the award, net of an estimated forfeiture rate.

Reclassifications—Payments and borrowings related to the Company’s revolving credit facility were previously reported on a net basis and are now presented on a gross basis. Amortization of deferred financing costs were previously included within depreciation and amortization within the Consolidated Statement of Cash Flows and are now presented separately within the Consolidated Statement of Cash Flows.

Subsequent Events—On February 12, 2014, the Company completed a public offering of 10,170,989 shares of its common stock at a price of $7.00 per share, which included 2,948,113 shares sold by Roundy’s and 7,222,876 shares sold by existing shareholders. The Company received approximately $20.6 million in gross proceeds from the offering, or approximately $19.1 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds will be used for general corporate purposes, which the Company expects to include funding working capital and operating expenses as well as capital expenditures to build out the Chicago stores acquired from Safeway. On March 4, 2014, the Company announced that RSI had refinanced its Credit Facilities with a $460 million new term loan and an asset-based revolving credit facility of $220 million. In connection with the refinancing, the Company expects to recognize a loss on debt extinguishment, which will include the write-off of deferred financing costs and original issue discount on the Term Loan. The amount of the transaction expenses that will be expensed rather than capitalized, as well as the portion of the deferred financing costs and original issue discount that will be written off, cannot be determined at this time.

3. ACQUISITION

On December 20, 2013, the Company acquired eleven Dominick’s stores from Safeway in a $36 million cash transaction. As a result of the transaction, the Company assumed the operating leases for ten of the stores and a capital lease liability for one store. The acquired stores will be converted to the Company’s Mariano’s banner and will open during Fiscal 2014. The transaction enables the Company to expand its presence in the Chicago market and accelerate the number of Mariano’s locations, the Company’s growth banner. In order to complement and enhance the Company’s existing Chicago store presence, the Company paid an amount in excess of the fair value of the assets acquired and recorded goodwill of approximately $4.3 million. The amount of goodwill recorded in connection with the transaction is entirely tax deductible over a 15-year period.

The transaction was accounted for as a business combination under Accounting Standards Codification 805 (“ASC 805”). As such, the purchase price was allocated based on a fair value appraisal by a third party valuation firm. The Company considers the inputs used in the fair value calculations of property under capital lease and the favorable lease rights to be Level 2 within the fair value hierarchy. The Company considers the inputs used in the fair value calculations of the equipment, leasehold improvements and customer lists to be Level 3 within the fair value hierarchy.

The purchase price was allocated as follows (in thousands):

Consideration
Purchase price	$36,000
Capital lease liability assumed	7,765

Total Consideration	$43,765

Assets Acquired
Equipment	$9,706
Leasehold improvements	6,859
Property under capital lease	8,608
Intangible assets:
Favorable lease rights	11,216
Customer lists	3,116
Goodwill	4,260

Fair Value of Assets Acquired	$43,765

The favorable lease rights will be amortized over the lease term of the acquired stores. The customer lists will be amortized over an expected life of 5 years. Other than the capital lease liability assumed, there were no other liabilities recorded assumed in the transaction.

The transaction did not generate any revenue or earnings for the Company in Fiscal 2013.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether certain events and circumstances exist that indicate it is more likely than not that an indefinite-lived intangible asset is impaired. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If as a result of the qualitative assessment it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the company is not required to take further action and calculate the fair value of the asset. ASU No. 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has adopted this standard for its annual test of impairment of intangible assets.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU No. 2013-02 requires companies to provide additional information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. This ASU does not change the requirements for reporting net income or other comprehensive income. Because the standard only affects the presentation of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on the Company’s consolidated financial statements. The Company adopted this at the beginning of Fiscal 2013 and has included disclosures in the footnotes to its consolidated financial statements. There was no impact to financial results of the Company.

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

5. PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment, which are recorded at cost, consisted of the following (in thousands):

	December 29, 2012	December 28, 2013
Land	$7,722	$7,965
Buildings	29,867	29,448
Equipment	625,965	681,100
Property under capital leases	45,684	54,292
Leasehold improvements	175,715	191,909

	884,953	964,714
Less accumulated depreciation and amortization	570,909	621,740

Property and equipment, net	$314,044	$342,974

Depreciation expense for property and equipment, including amortization of property under capital leases was $67.0 million, $63.8 million, and $62.7 million for Fiscal 2011, Fiscal 2012 and Fiscal 2013, respectively.

Other assets, which are recorded at cost, consisted of the following (in thousands):

	December 29, 2012			December 28, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$23,400	$—	$23,400	$23,400	$—	$23,400
Deferred financing costs	20,288	(7,673)	12,615	25,491	(12,027)	13,464
Customer lists	12,053	(6,431)	5,622	14,616	(7,811)	6,805
Favorable lease rights	5,000	(3,453)	1,547	16,216	(3,803)	12,413
Prepaid pension asset	—	—	—	905	—	905
Other assets	3,553	(795)	2,758	3,263	(905)	2,358
Assets held for sale	468	—	468	501	—	501

Total other assets	$64,762	$(18,352)	$46,410	$84,392	$(24,546)	$59,846

Amortization expense (including the amortization of deferred financing costs) was $5.9 million, $4.7 million and $6.7 million for Fiscal 2011, Fiscal 2012 and Fiscal 2013, respectively.

Amortization of other assets (including the amortization of deferred financing costs), excluding trademarks which have indefinite lives, will be approximately $6.1 million in 2014 and 2015, $4.3 million in 2016, $3.5 million in 2017 and $3.2 million in 2018 and $9.7 million thereafter. The remaining weighted average life of the Company’s customer lists is 3.3 years.

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 29, 2012	December 28, 2013
Term Loan	$671,625	$516,875
Second Lien Notes	—	200,000
Capital lease obligations, 7.6% to 10.0%, due 2014 to 2031	32,298	36,102
Other long-term debt	1,445	1,255

	705,368	754,232
Less: Unamortized discount on Term Loan	8,806	5,793
Less: Unamortized discount on Second Lien Notes	—	5,976
Less: Current maturities	10,918	4,739

Total long-term debt, net of current maturities	$685,644	$737,724

In connection with our IPO on February 13, 2012, RSI entered into a new senior credit facility (the “2012 Refinancing”), consisting of a $675 million term loan (the ‘‘Term Loan’’) and a $125 million revolving credit facility (the ‘‘Revolving Facility’’ and together with the Term Loan, the ‘‘Credit Facilities”) with the Term Loan maturing in February 2019 and the Revolving Facility maturing in February 2017. The Company used the net proceeds from the IPO, together with borrowings under the Credit Facilities, to refinance RSI’s then existing indebtedness and to pay accrued interest thereon and related prepayment premiums.

On December 9, 2013, RSI amended its credit agreement governing the Credit Facilities (“as amended, the “Credit Agreement”) to, among other things, permit the occurrence of the issuance of second lien notes and the second-priority liens securing the notes and related obligations and to revise certain financial maintenance and other covenants.

On December 20, 2013, RSI completed the private placement offering of $200 million of 2020 Notes that mature on December 15, 2020. The Company will pay interest at a rate of 10.25% on the 2020 Notes semiannually, commencing on June 15, 2014. The 2020 Notes were issued with a 3.01% discount, which will be amortized over the seven year term of the 2020 Notes. The Company capitalized $4.6 million of financing costs related to the issuance of the 2020 Notes which will be also amortized over the seven year term of the 2020 Notes.

The Company used the net proceeds from the issuance of the 2020 Notes to prepay approximately $148 million in principal amount of the Company’s outstanding Term Loan and to fund the Chicago Stores Acquisition. The Company capitalized $0.6 million related to an amendment fee paid to lenders of the Credit Facilities. In addition, the Company expensed $3.5 of unamortized loan costs, including $2.0 million of previously capitalized financing costs and $1.5 million of the unamortized discount on the Term Loan.

At any time prior to December 15, 2016, the Company may redeem some or all of the notes with the net cash proceeds received by the Company from any equity offering at a price of 110.250% of the principal amount of the notes, plus accrued and unpaid interest, in an aggregate principal amount for all such redemptions not to exceed 35% of the original aggregate principal amount of the notes issued on the issuance date and any additional notes, provided that: (i) in each case the redemption takes place not later than 180 days after the closing of the related Equity Offering, and (ii) not less than 65% of the aggregate principal amount of the notes (including additional notes) remains outstanding immediately thereafter.

At any time and from time to time on or after December 15, 2016, we may redeem the 2020 Notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest:

12-month period commencing on December 15 in year
2016	107.688%
2017	105.125%
2018	102.563%
2019 and thereafter	100%

In connection with the 2012 Refinancing, the Company recognized a loss on debt extinguishment of $13.3 million, which consisted primarily of the write-off of $4.5 million of previously capitalized financing costs, the write-off of the remaining unamortized discount of $2.1 million on our old second lien loan that was repaid, prepayment premiums on our old first and second lien loans that were repaid of $4.7 million and certain fees and expenses of $2.0 million related to the Credit Facilities.

As of December 28, 2013, there were no outstanding borrowings under the Revolving Facility. Outstanding letters of credit, totaling $29.6 million on December 28, 2013, reduce availability under the Revolving Facility.

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

At December 28, 2013, the Company was in compliance with all financial covenants relating to our indebtedness.

On December 28, 2013, repayment of principal on long-term debt outstanding was as follows (in thousands):

2014	$4,739
2015	5,184
2016	5,366
2017	4,893
2018	3,246
Thereafter	730,804

Total debt	$754,232

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivatives in accordance with the provisions of FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 requires companies to recognize all of its derivative instruments as either an asset or liability in the balance sheet at fair value. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent the hedges are highly effective, are recorded in other comprehensive income, net of tax effects, and are reclassified into earnings in the period in which the hedged transaction affects earnings. Ineffective portions of cash flow hedges, if any, are recognized in current period earnings. The Company does not anticipate any ineffectiveness to the Swap.

The Company is exposed to market risk from interest rate fluctuations. In order to manage this risk from interest rate fluctuations, on August 27, 2013, the Company entered into a one-year forward starting interest rate swap, which will mature on August 27, 2016, to hedge cash flows related to interest payments on $75 million notional amount related to its Term Loan (the “Swap”). The Swap involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the duration of the Swap without an exchange of the underlying principal amount. In accordance with ASC 815, the Company has designated the Swap as a cash flow hedge. The Company has not entered into any other hedging instruments.

As of December 28, 2013, the Company has recorded $0.4 million in other liabilities in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of December 28, 2013, the Company recorded $0.3 million in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet, which represents the loss on the effective portion of the Swap, net of tax, on that date. The Company does not expect the amount of losses that will be reclassified into earnings over the next twelve months to be material.

The Company had no derivatives as of December 29, 2012.

During the year ended December 28, 2013 there were no amounts reclassified into earnings because the hedged transaction has not yet occurred. Beginning in the period that the hedged transaction affects earnings, the Company will record the ineffective portion of the Swap into earnings within the interest expense line item in the Consolidated Statement of Income.

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

On April 28, 2010, the Company amended its agreement with the Pension Benefit Guaranty Corporation (“PBGC”) dated November 3, 2005, whereby, among other things, it agreed to contribute $7.5 million in April 2010, $5 million in April 2011 and $2.5 million in April 2012 to our primary pension plan. In addition, in April 2010 the Company increased the amount of the letter of credit it had posted in favor of the PBGC to $12.5 million from $10 million, for the benefit of the pension plan. During 2012, the Company was allowed to reduce the letter of credit, and as of December 28, 2013, the amount was $10 million.

The benefit obligation and related assets under all plans have been measured as of the end of Fiscal 2012 and Fiscal 2013, the plans’ measurement dates. The following tables set forth pension obligations and plan assets information (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013
Change in projected benefit obligations:
Projected benefit obligation-beginning of year	$185,605	$199,655
Service cost	482	—
Interest cost	7,835	7,432
Actuarial (gain)/loss	14,345	(18,805)
Benefits paid	(8,612)	(9,272)

Projected benefit obligation-end of year	$199,655	$179,010

Change in fair value of plan assets:
Fair value-beginning of year	$143,530	$163,650
Actual return on plan assets	19,790	21,165
Company contributions	8,942	1,485
Benefits paid	(8,612)	(9,272)

Fair value-end of year	$163,650	$177,028

Funded status	$(36,005)	$(1,982)

Components of net amount recognized in balance sheet:
Prepaid pension costs (other assets)	$—	$905
Accrued pension costs (accrued wages and benefits)	(184)	(184)
Accrued pension costs (other liabilities)	(35,821)	(2,703)

Net amount recognized in balance sheet	$(36,005)	$(1,982)

For the years ended December 29, 2012 and December 28, 2013, the projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of the fair value of plan assets were as follows:

	December 29, 2012	December 28, 2013
Fair value of plan assets	$163,650	$15,813
Projected benefit obligation	199,655	18,700

Funded status	$(36,005)	$(2,887)

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	December 29, 2012	December 28, 2013
Net actuarial loss	$(78,211)	$(46,782)
Deferred taxes	31,251	18,586

Net amount recognized in accumulated other comprehensive loss	$(46,960)	$(28,196)

We expect to amortize $2.4 million of the actuarial loss as a component of net pension cost in 2014.

Net pension expense (income) consists of (in thousands):

	Year Ended
	December 31, 2011	December 29, 2012	December 28, 2013
Service cost	$411	$482	$—
Interest cost on projected benefit obligation	8,515	7,835	7,432
Expected return on plan assets	(12,092)	(12,237)	(13,152)
Amortization of unrecognized net loss	1,758	4,368	4,626

Net pension expense (income)	$(1,408)	$448	$(1,094)

The weighted-average assumptions to determine net periodic benefit costs were as follows:

	Year Ended
	December 31, 2011	December 29, 2012	December 28, 2013
Discount rate	5.50%	4.30%	3.77%
Rate of increase in compensation levels	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.50%	8.50%	8.25%

The weighted-average discount rate assumptions used to determine the benefit obligation was 3.77% and 4.64% at December 29, 2012 and December 28, 2013, respectively.

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

We have an administrative committee that oversees the investment of the assets of the plans and has created a target allocation investment policy. The Company’s investment policies employ an approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed-income investments. The Company’s planned allocation range at December 28, 2013 as a percentage of total market value was approximately 60% equity and 40% fixed-income. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Fixed income investments include corporate and government securities with short-, mid- and long-term maturities with investment grade ratings at the time of purchase. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurement and periodic asset/liability studies. Investment strategies for plan assets measured at fair value include:

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

The fair value of the Company’s pension plan assets as of December 29, 2012 and December 28, 2013 are as follows (in thousands):

	Balance as of December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income and Cash Equivalents	$63,956	$—	$63,956	$—
Large Cap Equity	40,597	—	40,597	—
International Equity	17,693	—	17,693	—
Small Cap Equity	6,603	—	6,603	—
Mid Cap Equity	6,750	—	6,750	—
Allocation Fund	16,279	—	16,279	—
Real Estate	8,391	—	8,391	—
Emerging markets Equity	3,381	—	3,381	—

Total	$163,650	$—	$163,650	$—

	Balance as of December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income and Cash Equivalents	$63,377	$—	$63,377	$—
Large Cap Equity	49,364	—	49,364	—
International Equity	19,349	—	19,349	—
Small Cap Equity	7,817	—	7,817	—
Mid Cap Equity	7,730	—	7,730	—
Allocation Fund	17,390	—	17,390	—
Real Estate	8,236	—	8,236	—
Emerging markets Equity	3,765	—	3,765	—

Total	$177,028	$—	$177,028	$—

The following benefit payments, which reflect expected future costs, are expected to be paid by the plans during the following fiscal years (in thousands):

Estimated future benefit payments
2014	$9,283
2015	9,417
2016	9,552
2017	9,640
2018	9,657
2019-2023	50,545

$98,094

We estimate 2014 minimum required contributions to our defined benefit pension plans will be approximately $0.9 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, we are not able to reasonably estimate our future required contributions beyond 2014.

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

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

a.	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

c.	If the company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

We contribute to the following multi-employer pension plans:

Plan Name	EIN	Expiration Date of Contracts with Covered Employees
Central States, Southeast and Southwest Areas Pension Fund (a)	36-6044243/001	September 2014 to March 2016
United Food and Commercial Workers Unions and Employers Pension Plan (b)	39-6069053/001	April 2014 to October 2014
United Food and Commercial Workers International Union-Industry Pension Fund	51-6055922/001	April 2014
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	41-0905139/001	March 2014

(a)	The Company is party to two collective bargaining agreements requiring contributions to this fund, one of which expires in September 2014, and the other expires in March 2016.
(b)	During the fourth quarter of 2012, The Company recognized a charge of $1.0 million related to an expected liability for the withdrawal of approximately 3% of its employees who participate in this plan. These employees have resumed participation in the plan and the Company therefore recognized a $1.0 million benefit during the third quarter of 2013 related to the reversal of the liability that was established in the fourth quarter of 2012.

The Central States, Southeast and Southwest Areas Pension Fund, United Food and Commercial Workers Unions and Employers Pension Plan and Minneapolis Retail Meat Cutters and Food Handlers Pension Plans are underfunded as of December 28, 2013.

The following table represents the zone status (as currently defined by the Pension Protection Act of 2006) as of each plan’s most recent fiscal year-end nearest December 29, 2012 and December 28, 2013:

	As of December 29, 2012		As of December 28, 2013
Plan Name	Plan Year-End Date	Zone Status	Plan Year-End Date	Zone Status
Central States, Southeast and Southwest Areas Pension Fund	December 31, 2011	Red	December 31, 2012	Red
United Food and Commercial Workers Unions and Employers Pension Plan	October 31, 2012	Red	October 31, 2013	Red
United Food and Commercial Workers International Union-Industry Pension Fund	June 30, 2012	Green	June 30, 2013	Green
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	February 28, 2012	Yellow	February 28, 2013	Yellow

Total contributions made to the plans in Fiscal 2011, Fiscal 2012, and Fiscal 2013 are as follows (in thousands):

Plan Name	Fiscal 2011	Fiscal 2012	Fiscal 2013
Central States, Southeast and Southwest Areas Pension Fund	$5,676	$5,801	$5,956
United Food and Commercial Workers Unions and Employers Pension Plan	1,457	1,346	1,217
United Fooda and Commercial Workers International Union-Industry Pension Fund	209	202	194
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	4,639	4,838	4,657

Total multi-employer plan contributions	$11,981	$12,187	$12,024

The Company has made contributions in excess of 5% of total contributions for United Food and Commercial Workers Unions and Employers Pension Plan for its plan year ending October 31, 2013 and for the Minneapolis Retail Meat Cutters and Food Handlers Pension Plan for its plan year ending February 28, 2013.

As of the end of each plans’ most recent annual period, the table below indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) has been implemented and any surcharges paid to the plans by us or minimum funding requirements (due to contractual, statutory or other obligations):

Plan Name	Plan Year-End Date	FIP/RP Status	Surcharges paid by Roundy’s	Minimum Funding Requirements
Central States, Southeast and Southwest Areas Pension Fund	December 31, 2012	Implemented	No	No
United Food and Commerial Workers Unions and Employers Pension Plan	October 31, 2013	Implemented	No	No
United Food and Commercial Workers International Union-Industry Pension Fund	June 30, 2013	No	No	No
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	February 28, 2013	Implemented	No	No

We anticipate that our contributions to these plans may increase; however, because we are one of a number of employers contributing to these plans, it is difficult to ascertain what our share of the underfunding would be. If we choose to exit a plan, any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

Defined Contribution Plans

We have a defined contribution plan covering substantially all salaried and hourly employees not covered by collective bargaining agreements. We also have a defined contribution plan covering certain hourly employees covered by a number of collective bargaining agreements. Total expense for our defined contribution plans was $5.7 million, $6.1 million and $5.9 million for Fiscal 2011, Fiscal 2012 and Fiscal 2013, respectively.

9. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 31, 2011	December 29, 2012	December 28, 2013
Current income tax provision:
Federal	$9,158	$13,372	$17,100
State	2,853	3,046	(4,291)

Total Current	12,011	16,418	12,809
Deferred income tax provision (benefit):
Federal	16,520	(4,425)	5,217
State	1,510	(1,234)	(1,323)

Total Deferred	18,030	(5,659)	3,894

Total	$30,041	$10,759	$16,703

Federal income tax at the statutory rate of 35% for Fiscal 2011, Fiscal 2012 and Fiscal 2013 and income tax expense as reported are reconciled as follows (in thousands):

	Year Ended
	December 31, 2011	December 29, 2012	December 28, 2013
Federal income tax at statutory rate	$27,331	$(20,471)	$17,934
State income taxes, net of federal tax benefits	4,006	1,213	2,660
Goodwill impairment charge	—	29,700	—
Resolution of issues	—	(207)	(3,163)
Other, net	(1,296)	524	(728)

Income tax expense	$30,041	$10,759	$16,703

The amount included within other income tax expense for Fiscal 2013 is comprised primarily of settlements of certain state tax matters.

The approximate tax effects of temporary differences as of December 29, 2012 and December 28, 2013 are as follows (in thousands):

	December 29, 2012			December 28, 2013
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Allowance for doubtful accounts	$319	$—	$319	$224	$—	$224
Inventories	2,837	(6,362)	(3,525)	2,901	(6,369)	(3,468)
Depreciation and amortization	727	—	727	727	—	727
Employee benefits	11,057	(3,699)	7,358	10,767	—	10,767
Accrued expenses not currently deductible	1,920	(1,540)	380	7,378	(1,790)	5,588

Total current	16,860	(11,601)	5,259	21,997	(8,159)	13,838

Long-term:
Depreciation and amortization	(308)	(91,622)	(91,930)	663	(100,216)	(99,553)
Employee benefits	33,304	(17,816)	15,488	20,670	(18,235)	2,435
Accrued expenses not currently deductible	14,071	—	14,071	14,363	—	14,363
Other	2,586	—	2,586	5,832	—	5,832
Net operating loss carryforwards	673	—	673	638	—	638

Total noncurrent	50,326	(109,438)	(59,112)	42,166	(118,451)	(76,285)

Total	$67,186	$(121,039)	$(53,853)	$64,163	$(126,610)	$(62,447)

As of December 28, 2013, we have state tax net operating loss carry forwards of approximately $12.4 million, which are due to expire beginning 2031.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state tax audits for years before 2008. The Internal Revenue Service is currently examining our U.S. income tax returns for 2008 through 2011. We have state tax net operating loss carry forwards which are open for review from 2002 and subsequent years.

A reconciliation of beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31, 2011	December 29, 2012	December 28, 2013
Balance at beginning of year	$7,725	$12,177	$11,010
Tax positions taken in prior year	1,484	20	3,519
Tax positions taken in current year	2,968	2,113	5,894
Settlements	—	(3,300)	(10,650)

Balance at end of year	$12,177	$11,010	$9,773

The total amount of tax benefits that, if recognized, would impact the effective tax rate was $3.4 million, $3.0 million, and $2.8 million (net of tax) at December 31, 2011, December 29, 2012, and December 28, 2013, respectively. Our policy is to recognize interest and penalties related to income tax matters in our provision for income taxes.

During Fiscal 2011, Fiscal 2012, and Fiscal 2013, the Company recognized $1.5 million, $0.7 million, and $1.2 million respectively, in interest and penalties. The Company has accrued $2.6 million and $1.2 million for the payment of interest and penalties at December 29, 2012 and December 28, 2013, respectively.

Although timing of the resolution of federal and state income tax audits is highly uncertain, as of December 28, 2013, we believe that the amount of unrecognized tax benefits which is reasonably possible to be settled within the next 12 months, including interest and penalties, is approximately $8.9 million.

10. LEASE OBLIGATIONS AND CONTINGENT LIABILITIES

Rent expense and related subleasing income under operating leases are as follows (in thousands):

	Rent Expense		Subleasing Income
	Minimum	Contingent
Fiscal 2011	$105,737	$367	$6,917
Fiscal 2012	113,743	656	6,538
Fiscal 2013	122,475	527	6,149

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

Future minimum rental payments under non-cancellable long-term leases, assuming the exercise of certain lease extension options, and future minimum sublease rental income, are as follows at December 28, 2013 (in thousands):

	Operating Leases	Capitalized Leases	Sublease Income
2014	$143,312	$7,335	$5,663
2015	151,672	7,484	3,587
2016	159,434	7,222	2,910
2017	155,643	6,314	1,966
2018	149,917	4,320	1,351
Thereafter	1,643,641	20,786	4,428

Total	$2,403,619	53,461	$19,905

Amount representing interest		17,359

Present value of net minimum lease payments		36,102
Current portion		4,525

Long-term portion		$31,577

A liability of approximately $5.0 million related to the operating lease commitments disclosed above has been recorded in the closed facility reserve at December 28, 2013.

Sublease income primarily includes payments to be received from third party subtenants at our retail store locations.

In connection with the exit or sale of our independent distribution business in prior years, we have assigned leases and subleases for retail stores which expire at various dates through 2033. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations would include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $15.7 million. We believe the likelihood of a liability related to these assigned leases and subleases is remote.

Assets under capital leases, consisting of retail store sites, had a net book value of $17.1 million, net of accumulated amortization of $28.6 million, at December 29, 2012 and $22.7 million, net of accumulated amortization of $31.6 million, at December 28, 2013.

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

During Fiscal 2011, the Company re-purchased 25,875 shares of common stock at approximately $17 per share, which represented management’s estimate of fair value. During 2012 and 2013, the Company did not re-purchase any shares of common stock.

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

During Fiscal 2011, the Company recorded interest income related to the shareholder notes of $0.2 million. As described in Note 12, all shareholder notes were cancelled as of November 30, 2011.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During Fiscal 2013, the amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans and the net fair value of derivatives. During Fiscal 2013, pension income is included within operating and administrative expenses in the Company’s Consolidated Statement of Operations. During Fiscal 2013, there was no impact on net income from the Company’s derivatives.

The change in accumulated other comprehensive loss by component for Fiscal 2013 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 29, 2012	$—	$(46,960)	$(46,960)

Other comprehensive income (loss) before reclassifications	(440)	26,802	26,362
Income tax (expense) benefit	176	(10,721)	(10,545)

Net other comprehensive income (loss) before reclassifications	(264)	16,081	15,817
Reclassifications:
Actuarial losses	—	4,626	4,626

Total reclassifications before taxes	—	4,626	4,626
Income tax (expense) benefit	—	(1,943)	(1,943)

Net amounts reclassified from accumulated comprehensive income	—	2,683	2,683

Other comprehensive income (loss)	(264)	18,764	18,500

Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

14. EARNINGS PER SHARE

The Company had one class of common stock as of December 28, 2013. Prior to the conversion of our preferred stock to common stock in January 2012, the preferred stock was a participating stock security requiring the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share”. Until the liquidation value and unpaid dividends on preferred stock were paid in 2010, the preferred shareholders received first preference to all dividends. Once the unpaid dividends and liquidation value were paid, the preferred stock ceased to accrue dividends and the preferred and common shareholders were entitled to receive a pro-rata share of any future distributions.

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

For Fiscal 2012 and 2013, respectively, there were restricted shares outstanding of approximately 583,000 and 6,643 shares, respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share. There were no shares excluded for Fiscal 2011.

As of December 28, 2013, there were 385,183 contingently issuable shares excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted net earnings (loss) per share for Fiscal 2011, 2012, and 2013 (in thousands, except per share amounts):

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Net earnings (loss) per common share—basic:
Net Income (loss)	$48,048	$(69,249)	$34,538
Deduct: undistributed earnings allocable to convertible preferred stock	$(4,825)	$(35)	$—

Net income (loss) attributable to common shareholders	$43,223	$(69,284)	$34,538
Basic weighted average common shares outstanding	27,324	43,047	44,949
Net earnings (loss) per common share—basic	$1.58	$(1.61)	$0.77

Net earnings (loss) per common share—diluted:
Net Income (loss)	$48,048	$(69,249)	$34,538
Deduct: undistributed earnings allocable to convertible preferred stock	$—	$(35)	$—

Net income (loss) attributable to common shareholders	$48,048	$(69,284)	$34,538
Basic weighted average common shares outstanding	27,324	43,047	44,949
Dilutive impact of convertible preferred stock	3,050	—	—
Effect of dilutive securities—nonvested restricted stock	—	—	350

Diluted weighted average common shares outstanding	30,374	43,047	45,299
Net earnings (loss) per common share—diluted	$1.58	$(1.61)	$0.76

15. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of December 28, 2013 there were 3,702,862 remaining shares available for issuance.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $2.8 million in Fiscal 2013, compared to $1.4 million in Fiscal 2012 and no stock-based compensation in Fiscal 2011, as operating and administrative expenses in the Company’s Consolidated Statements of Income. The Company recognized tax benefits related to stock-based compensation of $0.9 million in Fiscal 2013, compared to no tax benefits related to stock-based compensation in Fiscal 2012 and Fiscal 2011.

The Company has granted restricted stock to certain employees, as well as to non-employee directors, under the Plan. The service-based restricted stock that was granted to employees in 2012 vests over five years. The service-based restricted stock granted to non-employee directors in 2012 and 2013 vests over one year.

During the second quarter of 2013, the Company granted 770,366 shares of restricted stock that will vest upon certain market performance metrics (the “Market Awards”) and 460,717 shares of time-based restricted stock (the “Time-Based Awards”) to certain employees and non-employee directors under the Plan. The Time-Based restricted stock vests over three years for employees. The Market Awards will vest after three years if certain specified market conditions are met. The market-based condition is a comparison of the total shareholder return (“TSR”) of the Company’s stock with the TSR of its peer group over the corresponding three year period as determined by the Compensation Committee of the Company’s Board of Directors. These Market Awards also include a modifier based on the performance of the Company’s operating income as compared to its peer group. The number of shares ultimately vested will be determined based on the TSR metric and operating income results at the conclusion of the third year. The fair value of these Market Awards was determined to be $3.02, which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility since the IPO and the peer group average volatility for the 1.5 year period prior to the Company’s IPO and a 2.7 year risk-free interest rate of 0.33%. The fair value of the Time-Based Awards was determined based on the stock price as of the date of the grant.

All of the shares granted generally have the rights of a stockholder with respect to the shares, including the right to receive dividends, the right to vote the shares of restricted stock and, conditioned upon full vesting of restricted stock, the right to tender such shares, subject to the conditions and restrictions generally applicable to restricted stock or specifically set forth in the recipient’s stock agreement. All restricted stock granted becomes fully vested upon certain changes in control of the Company. Changes in equity awards outstanding under the Plan are summarized below (in thousands, except per share data):

	Restricted Shares Outstanding	Weighted-average grant-date fair value per share
Outstanding, December 31, 2011	—	$—
Granted	892	8.56
Vested	—	—
Cancelled or Expired	(62)	8.50

Outstanding, December 29, 2012	830	$8.56

Outstanding, December 29, 2012	830	$8.56
Granted	1,231	4.43
Vested	(211)	8.70
Cancelled or Expired	(50)	6.61

Outstanding, December 28, 2013	1,800	$5.78

As of December 29, 2012, there was $5.3 million of unrecognized compensation expense related to unvested restricted stock awards granted under the 2012 Incentive Compensation Plan. As of December 28, 2013, there was $7.5 million of unrecognized compensation expense related to unvested restricted stock awards granted under the 2012 Incentive Compensation Plan. The expense is expected to be recognized over a weighted-average period of approximately 2.5 years. The intrinsic value of these unvested restricted stock awards is approximately $17.9 million as of December 28, 2013.

16. BUSINESS SEGMENTS

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

The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for Fiscal 2011, Fiscal 2012, and Fiscal 2013:

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Non-perishable	50.9%	49.6%	48.0%
Perishable	33.0%	33.7%	35.3%
Non-food	16.1%	16.7%	16.7%

17. QUARTERLY INFORMATION (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (Annual amounts may not sum due to rounding. In thousands, except for per share amounts).

Fiscal 2012

	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)	Total Year (52 weeks)
Net sales	$938,245	$996,842	$973,595	$981,855	$3,890,537
Cost of sales	681,483	729,150	722,432	722,320	2,855,385
Operating and administrative expenses	226,109	224,006	225,907	232,278	908,300
Goodwill impairment charge (See Footnote 3)	—	—	—	120,800	120,800
Interest expense (including amortization of deferred financing costs)	14,758	12,168	12,171	12,141	51,238
Loss on debt extinguishment	13,304	—	—	—	13,304

Income (Loss) before Income Taxes	2,591	31,518	13,085	(105,684)	(58,490)
Provision (Benefit) for Income Taxes	320	12,607	5,152	(7,320)	10,759

Net Income (Loss)	$2,271	$18,911	$7,933	$(98,364)	$(69,249)

Net earnings (loss) per common share
Basic	$0.06	$0.42	$0.18	$(2.19)	$(1.61)
Diluted	$0.06	$0.42	$0.18	$(2.19)	$(1.61)
Weighted average number of common shares outstanding
Basic	37,719	44,824	44,824	44,824	43,047
Diluted	38,596	44,990	44,976	44,824	43,047

Fiscal 2013

	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)	Total Year (52 weeks)
Net sales	$983,505	$980,326	$984,162	$1,001,913	$3,949,906
Cost of sales	721,005	715,160	731,060	731,560	2,898,785
Operating and administrative expenses	235,819	231,338	234,921	245,573	947,651
Interest expense (including amortization of deferred financing costs)	12,157	12,042	11,985	16,045	52,229

Income before Income Taxes	14,524	21,786	6,196	8,735	51,241
Provision for Income Taxes	5,877	8,314	2,429	83	16,703

Net Income	$8,647	$13,472	$3,767	$8,652	$34,538

Net earnings per common share
Basic	$0.19	$0.30	$0.08	$0.19	$0.77
Diluted	$0.19	$0.30	$0.08	$0.19	$0.76
Weighted average number of common shares outstanding
Basic	44,912	44,962	44,971	44,977	44,949
Diluted	44,951	45,214	45,352	45,444	45,299

18. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (UNAUDITED)

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

The following condensed financial statements present Roundy’s financial position as of December 29, 2012 and December 28, 2013 and its results of operations and cash flows for each of the three years in the period ended December 28, 2013 on a parent company-only basis.

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

Roundy’s, Inc.

Consolidated Statements of Income

(In thousands)

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Net Sales	$—	$—	$—

Costs and Expenses:
Cost of sales	—	—	—
Operating and administrative	75	—	—
Interest:
Interest income	(187)	—	—
Interest expense, dividends on preferred stock	—	—	—

	(112)	—	—

Income (Loss) before Equity in Earnings of Subsidiary and Income Taxes	112	—	—
Equity in Earnings (Loss) of Unconsolidated Subsidiary	47,888	(69,249)	34,538

Income (Loss) before Income Taxes	48,000	(69,249)	34,538
Provision (Benefit) for Income Taxes	(48)	—	—

Net Income (Loss)	$48,048	$(69,249)	$34,538

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Net Income (Loss)	$48,048	$(69,249)	$34,538
Other Comprehensive Loss:
Employee benefit plans funded status	(22,886)	(1,455)	18,764
Interest rate swap fair value adjustment	—	—	(264)

Comprehensive Income (Loss)	$25,162	$(70,704)	$53,038

Roundy’s, Inc.

Consolidated Balance Sheet

(In thousands)

	December 29, 2012	December 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$15	$1

Total Current Assets	15	1

Other Assets:
Investment in subsidiary	193,251	226,426

Total Other Assets	193,251	226,426

Total Assets	$193,266	$226,427

Liabilities and Shareholders’ Equity
Shareholders’ Equity:
Preferred stock	—	—
Common stock	457	468
Additional paid-in capital	114,120	116,874
Retained earnings	125,649	137,545
Accumulated other comprehensive loss	(46,960)	(28,460)

Total Shareholders’ Equity	193,266	226,427

Total Liabilities and Shareholders’ Equity	$193,266	$226,427

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Cash Flows from Operating Activities:
Net Income (Loss)	$48,048	$(69,249)	$34,538

Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Interest earned on shareholder notes receivables	(187)	—	—
Deferred dividends on preferred stock	—	—	—
Equity in net (income) loss of unconsolidated subsidiaries	(47,888)	69,249	(34,538)
Forgiveness of shareholder note receivable	75	—	—

Changes in working capital
Income taxes	(48)	—	—

Net cash flows provided by operating activities	—	—	—

Cash Flows From Investing Activities
Investment of net common stock issuance proceeds in subsidiary	—	(111,831)	—

Net cash flows used in investing activities	—	(111,831)	—
Cash Flows From Financing Activities:
Dividend from subsidiary	439	25,998	21,676
Dividends paid to common shareholders	—	(25,998)	(21,676)
Purchase of common stock	(439)	—	—
Issuance of common stock, net of issuance costs	—	111,831	—
Capital contribution to subsidiary	—	—	(14)

Net cash flows provided by (used in) in financing activities	—	111,831	(14)

Net Increase in Cash and Cash Equivalents	—	—	(14)
Cash and Cash Equivalents, Beginning of Year	15	15	15

Cash and Cash Equivalents, End of Year	$15	$15	$1

Supplemental Cash Flow Information:
Shareholder notes cancelled in exchange for common stock	$4,203	$—	$—

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of December 28, 2013, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended. Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 28, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 28, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

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

The information required by Item 401 of Regulation S-K will be included under the captions “Election of Directors” and “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (“Proxy Statement”) to be held May 15, 2014, which section is incorporated in this item by reference. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement, which sections are incorporated in this item by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the Proxy Statement, which section is incorporated in this item by reference. The information required by Item 407(e)(4) of Regulation S-K will be included under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which section is incorporated in this item by reference.

The information required by Item 407(e)(5) of Regulation S-K will be included under the caption “Compensation Committee Report” in the Proxy Statement, which section is incorporated in this item by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will appear under the headings “Stock Ownership Information” in our Proxy Statement, which section is incorporated in this item by reference.

The information required by Item 201(d) of Regulation S-K will be included under the caption “Stock Ownership Information” in our Proxy Statement, which section is incorporated in this item by reference.

The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in our Proxy Statement, which section is incorporated in this item by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in our Proxy Statement, which sections are incorporated in this item by reference.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in our Proxy Statement, which sections are incorporated in this item by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will appear under the heading “Ratification of Selection of Independent Registered Public Accounting Firm (Proposal No. 2)” in our Proxy Statement, which section is incorporated in this item by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8—Financial Statements and Supplementary Data and are incorporated herein by reference:

Consolidated Balance Sheets, December 29, 2012 and December 28, 2013

For the Fiscal Years Ended December 31, 2011, December 29, 2012 and December 28, 2013:

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts: The following table displays changes in our valuation accounts:

Description	Balance at Beginning of Fiscal year	Additions	Deductions	Balance at End of Fiscal year
Allowance for losses on accounts receivable:
Fiscal 2011	$894	$743	$(867)	$770
Fiscal 2012	770	758	(736)	792
Fiscal 2013	792	610	(845)	557

All other schedules are omitted since the required information is not present.

3.	Exhibits

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
Darren W. Karst Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 7, 2014.

/S/ ROBERT A. MARIANO Robert A. Mariano Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/S/ DARREN W. KARST Darren W. Karst Executive Vice President, Chief Financial Officer and Assistant Secretary

/S/ MICHAEL P. TURZENSKI Michael P. Turzenski Group Vice President—Chief Accounting Officer	* Christopher F. Larson Director

* Patrick J. Condon Director	* Avy H. Stein Director

* Ralph W. Drayer Director	* John R. Willis Director

* Gregory P. Josefowicz Director

* By:	/S/ EDWARD G. KITZ
Edward G. Kitz Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Roundy’s, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

3.2	Amended and Restated By-laws of Roundy’s, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.1	Investor Rights Agreement, dated June 6, 2002, by and among, Roundy’s Acquisition Corp., Willis Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Roundy’s Acquisition LLC, Stichting Pensioenfonds ABP, Stichting Pensioenfonds Zong en Welzijn, previously known as Stichting Pensioenfonds voor de Gezondheid Geestelijke en Maatschappelijke Belangen, The Northwestern Mutual Life Insurance Company, Norwest Equity Partners VII LP, and Randolph Street Partners IV, Robert A. Mariano and Darren W. Karst. (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.2*	Restricted Stock Purchase Agreement and Release, dated December 5, 2002, by and among Roundy’s Acquisition Corp. and Ralph W. Drayer. (incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.3*	Form of Roundy’s, Inc. 2012 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.4*	Form of Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.5*	Form of Roundy’s, Inc. Severance Pay Plan. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.6*	Form of Employment Agreement for Robert A. Mariano. (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.7*	Form of Employment Agreement for Darren W. Karst. (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.8	Credit Agreement, dated as of February 13, 2012, by and among Roundy’s Supermarkets, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, Bank of America, N.A. and Cooperatieve Centrale Raiffeisen-Boerenleebank B.A., “Rabobank Nederland” New York Branch, as co-documentation agents, JPMorgan Chase Bank, N.A., as syndication agent and as letter of credit issuer. (incorporated by reference to Exhibits 4.1 to the registrant’s Current Report on Form 8-K dated February 15, 2012 in Commission File No. 001-35422)

Exhibit Number	Description

10.9	Guarantee and Collateral Agreement, dated as of February 13, 2012, among Roundy’s Supermarkets, Inc., certain of the Company’s subsidiaries, and Credit Suisse AG, as administrative agent and collateral agent. (incorporated by reference to Exhibits 4.2 to the registrant’s Current Report on Form 8-K dated February 15, 2012 in Commission File No. 001-35422)

10.10*	Form of Indemnification Agreement for directors and executive officers. (incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-1 dated February 10, 2012 in Commission File No. 333-178311)

10.11*	Form of Employee Confidentiality and Non-Competition Agreement by and among Roundy’s, Inc. and certain executives (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report on Form 10-K dated March 28, 2012 in Commission File No. 001-35422).

10.12*	Indemnification Agreement for directors and executive officers dated March 29, 2012, by and among Roundy’s, Inc. and Gregory P. Josefowicz (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2012 in Commission File No. 001-35422).

10.13*	Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan, dated March 29, 2012 by and among Roundy’s, Inc. and Gregory P. Josefowicz (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2012 in Commission File No. 001-35422).

10.14*	Form of Director Confidentiality and Non-Competition Agreement dated by and among Roundy’s, Inc. and directors (entered into with Gregory P. Josefowicz and Patrick J. Condon) (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2012 in Commission File No. 001-35422).

10.15*	Indemnification Agreement for directors and officers dated May 17, 2012, by and among Roundy’s, Inc. and Patrick J. Condon (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K dated March 22, 2013 in Commission File No. 001-35422).

10.16*	Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan, dated May 17, 2012, by and among Roundy’s, Inc. and Patrick J. Condon (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K dated March 22, 2013 in Commission File No. 001-35422).

10.17*	Form of 2013 Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 23,2013 in Commission File No. 001-35422).

10.18	Indenture (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 23, 2013 in Commission File No. 001-35422), dated as of December 20, 2013, among Roundy’s Supermarkets, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.

10.19	Consent and Amendment No. 1 to the Credit Agreement (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated December 23, 2013 in Commission File No. 001-35422), dated as of December 20, 2013, among Roundy’s Supermarkets, Inc., the lenders from time to time party thereto and Credit Suisse AG, as administrative agent.

10.20	Second Lien Security Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 23, 2013 in Commission File No. 001-35422), dated as of December 20, 2013, among Roundy’s, Inc., Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. and certain of its Subsidiaries and U.S. Bank, National Association, as Collateral Agent.

10.21	Term Loan Credit Agreement, dated as of March 3, 2014, by and among Roundy’s Supermarkets, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and JPMorgan Chase Bank, N.A., as syndication agent.

Exhibit Number	Description

10.22	Asset-Based Revolving Credit Facility Agreement, dated as of March 3, 2014, by and among Roundy’s Supermarkets, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender, BMO Harris Bank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent.

10.23	Intercreditor Agreement, dated March 3, 2014, by and among Roundy’s Supermarkets, Inc., and Credit Suisse AG and JPMorgan Chase Bank, N.A..

21.1	List of subsidiaries of Roundy’s, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Powers of Attorney

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

•	Denotes a management contract or compensatory plan.