Form 10-Q
period 2014-03-29
Roundy's, Inc.
filed 2014-05-07
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

As of April 30, 2014, there were 49,634,885 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen week period ended March 29, 2014

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 29, 2014
Net Sales	$983,505	$1,002,217
Costs and Expenses:
Cost of sales	721,005	731,474
Operating and administrative	235,819	254,853
Interest:
Interest expense, net	11,584	14,294
Amortization of deferred financing costs	573	624
Loss on debt extinguishment	—	9,048

	968,981	1,010,293

Income (Loss) before Income Taxes	14,524	(8,076)
Provision (Benefit) for Income Taxes	5,877	(3,559)

Net Income (Loss)	$8,647	$(4,517)

Net earnings (loss) per common share:
Basic	$0.19	$(0.10)
Diluted	$0.19	$(0.10)
Weighted average number of common shares outstanding:
Basic	44,912	46,479
Diluted	44,951	46,479
Dividends declared per share	$0.12	$—
Comprehensive Income (Loss)	$9,306	$(4,177)

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 28, 2013	March 29, 2014
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$82,178	$32,230
Notes and accounts receivable, less allowance for losses	38,838	43,938
Merchandise inventories	302,122	314,816
Prepaid expenses	9,867	18,563
Income taxes receivable	1,704	5,059
Deferred income taxes	13,838	13,838

Total current assets	448,547	428,444

Property and Equipment, net	342,974	343,344
Other Assets:
Other assets—net	59,846	59,647
Goodwill	610,186	610,186

Total other assets	670,032	669,833

Total assets	$1,461,553	$1,441,621

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$251,586	$239,069
Accrued wages and benefits	38,652	39,753
Other accrued expenses	46,834	52,247
Current maturities of long-term debt and capital lease obligations	4,739	9,467
Income taxes	615	—

Total current liabilities	342,426	340,536

Long-term Debt and Capital Lease Obligations	737,724	703,634
Deferred Income Taxes	76,285	76,124
Other Liabilities	78,691	79,266

Total liabilities	1,235,126	1,199,560

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock (5,000 shares authorized at 12/28/13 and 3/29/14, respectively, $0.01 par value, 0 shares at 12/28/13 and 3/29/14, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 46,777 shares and 49,676 shares at 12/28/13 and 3/29/14, respectively, issued and outstanding)	468	497
Additional paid-in-capital	116,874	137,007
Retained earnings	137,545	132,677
Accumulated other comprehensive loss	(28,460)	(28,120)

Total shareholders’ equity	226,427	242,061

Total liabilities and shareholders’ equity	$1,461,553	$1,441,621

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 29, 2014
Cash Flows From Operating Activities:
Net income (loss)	$8,647	$(4,517)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation of property and equipment and amortization of intangible assets	16,398	16,859
Amortization of deferred financing costs	573	624
Loss (gain) on sale of property and equipment	23	(12)
LIFO charges	500	491
Deferred income taxes	(201)	(388)
Loss on debt extinguishment	—	9,048
Amortization of debt discount	372	530
Stock-based compensation expense	389	860
Changes in operating assets and liabilities:
Notes and accounts receivable	(1,412)	(5,100)
Merchandise inventories	3,854	(13,185)
Prepaid expenses	(5,253)	(2,878)
Other assets	(39)	(896)
Accounts payable	(14,883)	(18,335)
Accrued expenses and other liabilities	(1,087)	7,120
Income taxes	6,013	(3,871)

Net cash flows provided by (used in) operating activities	13,894	(13,650)

Cash Flows From Investing Activities:
Capital expenditures	(11,467)	(16,443)
Proceeds from sale of property and equipment	81	15

Net cash flows used in investing activities	(11,386)	(16,428)

Cash Flows From Financing Activities:
Dividends paid to common shareholders	(5,394)	(95)
Payments of withholding taxes for vesting of restricted stock shares	—	(402)
Borrowings on revolving credit facility	25,000	84,500
Payments made on revolving credit facility	(25,000)	(50,750)
Proceeds from long-term borrowings	—	450,800
Payments of debt and capital lease obligations	(4,688)	(518,001)
Issuance of common stock, net of issuance costs	—	19,302
Debt issuance and refinancing fees and related expenses	—	(5,224)

Net cash flows used in financing activities	(10,082)	(19,870)

Net decrease in Cash and Cash Equivalents	(7,574)	(49,948)
Cash and Cash Equivalents, Beginning of Period	72,889	82,178

Cash and Cash Equivalents, End of Period	$65,315	$32,230

Supplemental Cash Flow Information:
Cash paid for interest	$11,899	$11,896
Cash paid for income taxes	65	700

ROUNDY’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and do not include all of the information and footnotes required for complete, audited financial statements. For further information, refer to the consolidated financial statements and footnotes included in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 28, 2013.

The accompanying unaudited consolidated financial statements as of March 29, 2014, and for the thirteen weeks ended March 30, 2013 and March 29, 2014 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen weeks ended March 29, 2014 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 3, 2015.

Unless the context otherwise indicates, all references in these financial statements to the “Company,” or “Roundy’s,” or similar words are to Roundy’s, Inc.

2. OFFERING OF COMMON STOCK

On February 12, 2014, the Company completed a public offering of 10,170,989 shares of its common stock at a price of $7.00 per share, which included 2,948,113 shares sold by Roundy’s and 7,222,876 shares sold by existing shareholders. The Company received approximately $20.6 million in gross proceeds from the offering, or approximately $19.3 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds were used for general corporate purposes, including funding working capital and operating expenses as well as capital expenditures related to the eleven Dominick’s stores acquired from Safeway during the fourth quarter of 2013.

3. ACQUISITION

On December 20, 2013, the Company acquired eleven Dominick’s stores from Safeway in a $36 million cash transaction (the “Chicago Stores Acquisition”). As a result of the transaction, the Company assumed the operating leases for ten of the stores and a capital lease liability for one store. As of March 29, 2014, the Company has re-opened four of these stores under the Company’s Mariano’s banner and the Company expects that an additional seven stores will be converted to the Mariano’s banner and will open during the remainder of Fiscal 2014. The transaction enables the Company to expand its presence in the Chicago market and accelerate the number of Mariano’s locations, the Company’s growth banner. The Company paid an amount in excess of the fair value of the assets acquired and recorded goodwill of approximately $4.3 million. The amount of goodwill recorded in connection with the transaction is deductible for tax purposes over a 15-year period.

The transaction was accounted for as a business combination under Accounting Standards Codification 805 (“ASC 805”). As such, the purchase price was allocated based on a fair value appraisal by a third party valuation firm. The fair value calculations of property under capital lease and the favorable lease rights were based on estimated market rents for those leased properties, which the Company considers to be Level 2 within the fair value hierarchy. The fair value calculations of the customer lists were based on the estimated profitability of the sales associated with the acquired customers. The fair value calculations of the equipment and leasehold improvements were based on the estimated replacement cost. The Company considers the inputs used in the fair value calculations of the equipment, leasehold improvements and customer lists to be Level 3 within the fair value hierarchy.

The purchase price was allocated as follows (in thousands):

Consideration
Purchase price	$36,000
Capital lease liability assumed	7,765

Total Consideration	$43,765

Assets Acquired
Equipment	$9,706
Leasehold improvements	6,859
Property under capital lease	8,608
Intangible assets:
Favorable lease rights	11,216
Customer lists	3,116
Goodwill	4,260

Fair Value of Assets Acquired	$43,765

The favorable lease rights will be amortized over the lease term of the acquired stores. The customer lists will be amortized over an expected life of 5 years. Other than the capital lease liability assumed, there were no other liabilities assumed in the transaction.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes” (“ASU No. 2013-11”). ASU No. 2013-11 requires companies to present unrecognized tax benefits as a reduction of the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if net settlement is required or expected. To the extent that net settlement is not required or expected, the unrecognized tax benefit must be presented as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 was effective for reporting periods beginning after December 15, 2013, and are applied prospectively to all unrecognized tax benefits that exist at the effective date. Because this standard only affects the presentation of unrecognized tax benefits and not the measurement of an unrecognized tax benefit, this standard did not have a material impact on the Company’s consolidated financial statements.

5. FAIR VALUE

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

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements as of March 29, 2014, which is an interest rate derivative liability of $0.5 million, compared to a liability of $0.4 million as of December 28, 2013. Interest rate derivatives are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable, accounts payable and revolving credit facility debt approximated fair value as of March 29, 2014. Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $28.2 million and $27.5 million, as of December 28, 2013 and March 29, 2014, respectively. Based on recent open market transactions of the Company’s term loan and the 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”), the fair value of long-term debt, including current maturities, is approximately $732.7 million and $711.9 million as of December 28, 2013 and March 29, 2014, respectively. The Company considers the fair value of the capital leases, term loan and 2020 Notes to be Level 2 within the fair value hierarchy.

6. INVENTORIES

The Company uses the LIFO method of valuation for a portion of inventories. If the FIFO method had been used, inventories would have been approximately $24.4 million higher on December 28, 2013 and $24.9 million higher on March 29, 2014.

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

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 28, 2013	March 29, 2014
Term Loan	$516,875	$460,000
Second Lien Notes	200,000	200,000
Revolving Credit Facility	—	33,750
Capital Lease Obligations, 7.6% to 10%, due 2014 to 2031	36,102	35,029
Other long-term debt	1,255	1,202

	754,232	729,981
Less: Unamortized discount on Term Loan	5,793	11,118
Less: Unamortized discount on Second Lien Notes	5,976	5,762
Less: Current maturities	4,739	9,467

Long-term debt, net of current maturities	$737,724	$703,634

On March 3, 2014, Roundy’s Supermarkets, Inc. (“RSI”), the wholly owned operating subsidiary of the Company, refinanced its existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”, together with the New Term Facility, the “2014 Credit Facilities”). The Company used the proceeds from the New Term Facility, together with existing cash, to repay the Company’s existing term loan, including all accrued interest thereon and related costs, fees and expenses. The New Term Facility was issued with a 2.0% discount, which will be amortized over the seven year term of the New Term Facility. The New Term Facility has a maturity date of March 3, 2021; provided that the maturity date will accelerate to September 15, 2020 if the 2020 Notes are not refinanced in full prior to September 15, 2020. The New Revolving Facility has a maturity date of March 3, 2019.

The New Term Facility bears interest, at the Company’s option, at (i) adjusted LIBOR (subject to a minimum floor of 1.00%) plus 4.75% or (ii) a base rate plus 3.75%.

Mandatory prepayments under the New Term Facility will be required with (i) 50% of adjusted excess cash flow (which percentage shall be reduced to 25% and to 0% upon achievement of certain leverage ratios); (ii) 100% of the net cash proceeds of assets sales or other non-ordinary course dispositions of certain property by the RSI and its restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of certain indebtedness not otherwise permitted to be incurred under the New Term Facility credit agreement.

Borrowings under the New Term Facility are guaranteed, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect, wholly owned domestic restricted subsidiaries and are secured by substantially all the RSI’s and such guarantors’ assets (subject to certain exceptions) on a first-priority basis, except that with respect to New Revolving Facility Priority Collateral (defined below) such assets are secured on a second-priority basis, in each case subject to certain exceptions and to the terms of the First Lien Intercreditor Agreement described below.

The New Revolving Facility bears interest, at the Company’s option, at (i) adjusted LIBOR plus a margin of 1.50%-2.00% per annum or (ii) base rate plus a margin of 0.50%—1.00% per annum. In either case, the margin is based on RSI’s utilization of the New Revolving Facility. In addition, there is a quarterly fee payable in an amount equal to either 0.375% or 0.25% per annum of the undrawn portion of the New Revolving Facility. The Company may use borrowings under the New Revolving Facility for ongoing working capital and general corporate purposes and any other use not prohibited by the Revolving Credit Agreement. Borrowing availability under the New Revolving Facility at any time is based on the value of certain eligible inventory, accounts receivable and pharmacy prescription files and is subject to additional reserves and other adjustments.

Borrowings under the New Revolving Facility are guaranteed, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect, wholly owned domestic restricted subsidiaries and are secured by substantially all the RSI’s and such guarantors’ assets (subject to certain exceptions), in the case of certain assets designated as New Revolving Facility priority collateral including accounts, inventory, cash, deposit accounts, certain payment intangibles and other related assets (“New Revolving Facility Priority Collateral”) on a first-priority basis, and on a second-priority basis with respect to other assets, in each case subject to certain exceptions and to the terms of the First Lien Intercreditor Agreement described below.

On March 3, 2014, RSI and the Company entered into a First Lien Intercreditor Agreement (the “First Lien Intercreditor Agreement”), which establishes the relative lien priorities and rights of the secured parties under the New Revolving Facility and the New Term Facility. Pursuant to the First Lien Intercreditor Agreement, the obligations under the New Revolving Facility are secured with a first priority lien on the New Revolving Facility Priority Collateral and a second priority lien on the other assets constituting collateral, and the obligations under the New Term Facility are secured with a second priority lien on the New Revolving Facility Priority Collateral and a first priority lien on all other collateral (in each case, subject to certain exceptions and limitations).

In connection with the 2014 Refinancing, the Company recognized a loss on debt extinguishment of $9.0 million, which consisted primarily of the write-off of $4.8 million of previously capitalized financing costs, the $3.6 million write-off of a portion of the unamortized discount on the 2012 Term Loan, and certain fees and expenses of $0.6 million related to the New Term Facility. The Company capitalized $3.9 million and $0.6 million of financing costs related to the New Revolving Facility and New Term Facility, respectively, both of which will be amortized over the term of the respective term of each credit facility.

The terms of the 2014 Credit Facilities contain customary affirmative covenants and are also secured by substantially all of RSI’s tangible and intangible assets. The terms of the 2014 Credit Facilities also contain customary negative covenants, including restrictions on (i) dividends on, and redemptions of, equity interest and other restricted payment; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; (vii) negative pledges and restrictions on subsidiary distributions; and (viii) optional payments and modifications of certain debt instruments.

At March 29, 2014, the Company was in compliance with all covenants relating to its indebtedness.

As of March 29, 2014, there were outstanding letters of credit, totaling $29.6 million under the New Revolving Facility, which reduce borrowing availability.

Prior to the 2014 Refinancing, the Company’s long-term debt included a senior credit facility consisting of a $675 million term loan (the ‘‘2012 Term Loan’’) and a $125 million revolving credit facility (the ‘‘2012 Revolving Facility’’ and together with the 2012 Term Loan, the ‘‘2012 Credit Facilities”). Borrowings under the 2012 Credit Facilities bore interest, at the Company’s option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%.

On December 9, 2013, RSI amended its credit agreement governing the 2012 Credit Facilities to, among other things, permit the occurrence of the issuance of the 2020 Notes and the second-priority liens securing the 2020 Notes and related obligations and to revise certain financial maintenance and other covenants.

On December 20, 2013, RSI completed the private placement of $200 million of the 2020 Notes that mature on December 15, 2020. The Company will pay interest at a rate of 10.25% on the 2020 Notes semiannually, commencing on June 15, 2014. The 2020 Notes were issued with a 3.01% discount, which will be amortized over the seven year term of the 2020 Notes. The Company capitalized $4.6 million of financing costs related to the issuance of the 2020 Notes which will be also amortized over the seven year term of the 2020 Notes.

The Company used the net proceeds from the issuance of the 2020 Notes to prepay approximately $148 million in principal amount of the Company’s 2012 Term Loan and to fund the Chicago Stores Acquisition. The Company capitalized $0.6 million related to an amendment fee paid to lenders of the 2012 Credit Facilities. In addition, the Company expensed $3.5 of unamortized loan costs, including $2.0 million of previously capitalized financing costs and $1.5 million of the unamortized discount on the 2012 Term Loan.

The 2020 Notes are unconditionally guaranteed, jointly and severally, on a senior basis, by (i) RSI’s indirect parent company Roundy’s, Inc., (ii) RSI’s direct parent company Roundy’s Acquisition Corp. and (iii) each of RSI’s domestic restricted subsidiaries owned on the date of original issuance of the 2020 Notes, and are secured by a second priority security interest in substantially all of our and the Guarantors’ assets, which security interests rank junior to the security interests in such assets that secure our 2014 Credit Facilities. The 2020 Notes and the guarantees thereof are secured by a second priority lien on substantially all the assets owned by RSI and the guarantors, subject to permitted liens and certain exceptions. These liens are junior in priority to the first-priority liens on the same collateral securing our existing Credit Facility (as well as certain hedging and cash management obligations owed to lenders thereunder or their affiliates) and to certain other permitted liens under the indenture.

At any time prior to December 15, 2016, the Company may redeem up to 35% of the 2020 Notes with the net cash proceeds received by the Company from any equity offering at a price of 110.250% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.

At any time and from time to time on or after December 15, 2016, the Company may redeem the 2020 Notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) plus accrued and unpaid interest:

12-month period commencing on December 15 in year
2016	107.688%
2017	105.125%
2018	102.563%
2019 and thereafter	100%

8. DERIVATIVE FINANCIAL INSTRUMENTS

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

As of March 29, 2014, the Company has recorded $0.5 million in other liabilities in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of March 29, 2014, the Company has $0.3 million in accumulated other comprehensive loss recorded on the Company’s Consolidated Balance Sheet, which represents a loss on the effective portion of the Swap, net of tax, on that date. The Company does not expect the amount of losses that will be reclassified into earnings over the next twelve months to be material. The fair value of the Swap as of December 28, 2013 was a liability of $0.4 million.

During the thirteen weeks ended March 29, 2014, the Company completed the 2014 Refinancing. Due to a change in certain of the critical terms of the New Term Facility, specifically the change in the interest rate floor, a certain portion of the Swap was deemed ineffective for the thirteen weeks ended March 29, 2014. The amount is considered immaterial.

During the thirteen weeks ended March 29, 2014 there were no amounts reclassified into current period earnings.

9. EMPLOYEE BENEFIT PLANS

Net pension income in the thirteen weeks ended March 30, 2013 and March 29, 2014 included the following components (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 29, 2014
Service cost	$—	$—
Interest cost on projected benefit obligation	1,839	2,039
Expected return on plan assets	(3,287)	(3,563)
Amortization of net actuarial loss	1,099	607

Net pension income	$(349)	$(917)

As of March 29, 2014, the Company had a letter of credit posted in favor of the Pension Benefit Guaranty Corporation in the amount of $10 million.

The Company expects its pension plan contributions for the year ending January 3, 2015 to be approximately $0.9 million.

10. INCOME TAXES

The Company’s effective tax rate for the thirteen weeks ended March 29, 2014 is approximately (44.9%) before discrete items.

11. COMMITMENTS AND CONTINGENCIES

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

The Company contributes to four multi-employer pension plans based on obligations arising from its collective bargaining agreements covering supply chain and certain store union employees. Three of these plans are underfunded as of March 29, 2014. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

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

In connection with the exit or sale of its independent distribution business, the Company has assigned leases and subleases for retail stores which expire at various dates through 2033. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $15.3 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During the thirteen weeks ended March 30, 2013, the entire amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans. During the thirteen weeks ended March 29, 2014, the amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans and the net fair value of derivatives. During the thirteen weeks ended March 30, 2013 and March 29, 2014, pension income is included within operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). During the thirteen weeks ended March 29, 2014, there was no impact on net income (loss) from the Company’s derivatives.

The change in accumulated other comprehensive loss by component for the thirteen weeks ended March 30, 2013 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 29, 2012	$—	$(46,960)	$(46,960)

Other comprehensive loss before reclassifications	—	—	—
Income tax benefit	—	—	—

Net other comprehensive loss before reclassifications	—	—	—
Reclassifications:
Actuarial gains		1,099	1,099

Total reclassifications before taxes	—	1,099	1,099
Income tax expense		(440)	(440)

Net amounts reclassified from accumulated comprehensive income	—	659	659

Other comprehensive income	—	659	659

Balance at March 30, 2013	$—	$(46,301)	$(46,301)

The change in accumulated other comprehensive loss by component for the thirteen weeks ended March 29, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

Other comprehensive loss before reclassifications	(40)	—	(40)
Income tax benefit	16	—	16

Net other comprehensive loss before reclassifications	(24)	—	(24)
Reclassifications:
Actuarial gains		607	607

Total reclassifications before taxes	—	607	607
Income tax expense		(243)	(243)

Net amounts reclassified from accumulated comprehensive income	—	364	364

Other comprehensive (loss) income	(24)	364	340

Balance at March 29, 2014	$(288)	$(27,832)	$(28,120)

13. EARNINGS PER SHARE

The Company had one class of common stock as of March 29, 2014.

For the thirteen weeks ended March 30, 2013 and March 29, 2014, respectively, there were restricted shares outstanding of approximately 93,410 and 497,753 shares, respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share.

As of March 29, 2014, there were 602,229 contingently issuable shares excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 30, 2013	March 29, 2014
Net earnings (loss) per common share—basic:
Net Income (Loss)	$8,647	$(4,517)

Basic weighted average common shares outstanding	44,912	46,479
Net earnings (loss) per common share—basic	$0.19	$(0.10)

Net earnings (loss) per common share—diluted:
Weighted-average shares outstanding	44,912	46,479
Effect of dilutive securities—nonvested restricted stock shares and restricted stock units	39	—

Weighted-average shares and potential dilutive shares outstanding	44,951	46,479

Net earnings (loss) per common share—diluted	$0.19	$(0.10)

14. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of March 29, 2014 there were 2,314,412 remaining shares available for issuance, which assumes that all of the 2014 restricted stock unit grants discussed below vest at the maximum amount.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.9 million for the thirteen weeks ended March 29, 2014, compared to $0.4 million for the thirteen weeks ended March 30, 2013, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company paid dividends on restricted stock shares that vested during the thirteen weeks ended March 29, 2014 of $0.1 million, compared to no dividends on restricted stock during the thirteen weeks ended March 30, 2013.

The Company has granted restricted stock to certain employees, as well as to non-employee directors, under the Plan. The service-based restricted stock that was granted to employees in 2012 vests over five years. The service-based restricted stock granted to non-employee directors in 2012, 2013 and 2014 vests over one year.

During the second quarter of 2013, the Company granted 770,366 shares of restricted stock that will vest upon the achievement of certain market performance metrics (the “2013 Market Awards”) and 460,717 shares of stock (the “2013 Time-Based Awards”) that will vest based upon the passage of time, in each case to certain employees and non-employee directors under the Plan. The 2013 Time-Based restricted stock vests ratably over three years for employees from the date of the grant. The 2013 Market Awards will vest after three years if certain specified market conditions are met. The market-based condition is a comparison of the total shareholder return (“TSR”) of the Company’s stock with the TSR of its peer group over the corresponding three year period as determined by the Compensation Committee of the Company’s Board of Directors. These 2013 Market Awards also include a modifier based on the performance of the Company’s operating income as compared to its peer group. The number of shares ultimately vesting will be determined based on the TSR metric and operating income results at the conclusion of the third year. The fair value of the 2013 Market Awards was determined to be $3.02, which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility since the IPO and the peer group average volatility for the 1.5 year period prior to the Company’s IPO and a 2.7 year risk-free interest rate of 0.33%. The fair value of the 2013 Time-Based Awards was determined based on the stock price as of the date of the grant.

The unvested restricted shares granted under the Plan generally have all the rights of a stockholder, including the right to receive dividends and the right to vote the shares. All of the unvested restricted stock vests upon certain changes of control of the Company.

The change in the number of restricted stock shares outstanding consisted of the following:

	Restricted Shares Outstanding (in thousands)	Weighted-average grant-date fair value per share
Outstanding, December 28, 2013	1,800	$5.78
Granted	—	—
Vested	(139)	8.46
Cancelled or Expired	—	—

Outstanding, March 29, 2014	1,661	$5.55

During the first quarter of 2014, the Company granted 990,540 restricted stock units that will convert to common stock upon vesting. Of the total units granted, 543,180 units will vest based upon the passage of time (the “2014 Time-Based Awards”), 212,175 units (with a maximum of 424,350 shares of common stock issuable) will vest based upon certain market performance metrics related to TSR (the “2014 Market Awards”) and 235,185 units (with a maximum of 470,370 shares of common stock issuable) will vest based upon certain operating income performance metrics (the “2014 Performance Awards”). The 2014 Time-Based Awards vest over three years for employees. The 2014 Market Awards will vest after three years if certain specified market conditions are met based on the TSR performance of the Company as compared to a peer group. The number of 2014 Market Awards that will ultimately convert from units to shares will be determined based on the TSR metric at the conclusion of the third year and could be up to 200% of the number of units originally granted. The 2014 Performance Awards will vest after three years if certain operating income performance metrics of the Company are met during Fiscal 2014. The number of 2014 Performance Awards that will ultimately convert from units to shares will be determined based on the operating income performance metrics during Fiscal 2014 and vest at the conclusion of the third year and could be up to 200% of the number of units originally granted. The fair value of the 2014 Market Awards was determined to be $6.85 per unit (or $3.43 per share for the maximum 424,350 shares of common stock issuable), which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility over the 2.1 years following the IPO and the peer group average volatility for the 0.7 year period prior to the IPO and a 2.8 year risk-free interest rate of 0.82%. The fair value of the 2014 Time-Based and 2014 Performance Awards was determined based on the stock price as of the date of the grant.

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Units Outstanding (in thousands)	Weighted-average grant-date fair value per unit
Outstanding, December 28, 2013	—	—
Granted (1)	991	6.44
Vested	—	—
Cancelled or Expired	—	—

Outstanding, March 29, 2014	991	$6.44

(1)	Represents the number of resricted units granted. For the 2014 Market Awards and the 2014 Performance Awards, actual shares issued could be up to 200% of the units granted.

15. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery, frozen and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food categories include general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales of non-perishable, perishable, and non-food items for the thirteen weeks ended March 30, 2013 and March 29, 2014:

	Thirteen Weeks Ended
	March 30, 2013	March 29, 2014
Non-Perishable Food	49.4%	47.6%
Perishable Food	34.6%	36.1%
Non-Food	16.0%	16.3%

16. SUBSEQUENT EVENT

On May 6, 2014, the Company entered into definitive agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers (the “Buyers”), including SUPERVALU INC. (“the Rainbow Store Sale”). The aggregate sale price for the 18 Rainbow stores is approximately $65 million in cash plus the proceeds from inventory that will be sold at the closing of the Rainbow Store Sale. In addition, as part of the transaction, the Buyers will assume the lease obligations and certain multi-employer pension liabilities related to the acquired stores.

The Company is actively seeking additional buyers for its remaining nine Rainbow stores, and at the conclusion of that process expects to either sell or close the remaining nine Rainbow stores and fully exit from the Minneapolis / St. Paul market.

The Rainbow Store Sale is subject to satisfaction or waiver of closing conditions in the definitive agreements, including with regard to third-party consents and regulatory review. Due to the uncertainty related to the timing of the Rainbow Store Sale and the disposition of the remaining nine Rainbow stores, the Company is not able to estimate the financial impact of this divesture.

The consolidated statements of comprehensive income (loss), consolidated balance sheets and consolidated statements of cash flows and related notes in this Form 10-Q include all Rainbow stores in continuing operations. The Company expects to present the results from the Rainbow stores as discontinued operations beginning in the second quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain founded in 1872. As of March 29, 2014, we operated 166 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary. As of March 29, 2014, these stores included 93 Pick ’n Save stores, 27 Rainbow stores, 25 Copps stores, 3 Metro Market stores and 18 Mariano’s stores.

In this section, we refer to the thirteen weeks ended March 29, 2014 as the “first quarter 2014” and we refer to the thirteen weeks ended March 30, 2013 as the “first quarter 2013.”

For the first quarter 2014, net sales were $1,002.2 million, compared to net sales of $983.5 million for the first quarter 2013. The increase in net sales was primarily due to the impact of new stores, partially offset by a decrease in same stores sales and the effect of four store closures during the twelve month period ending March 29, 2014.

Net loss per basic and diluted share was $0.10 for the first quarter 2014, compared to earnings per basic and diluted share of $0.19 in the first quarter 2013. Results for the first quarter 2014 included a loss on debt extinguishment of approximately $9.0 million ($5.0 million, net of income tax expense) incurred in connection with the debt refinancing in March 2014.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market. In the fourth quarter of 2013, we completed a transaction with Safeway, Inc. (“Safeway”) to acquire 11 Dominick’s stores in the Chicago area (the “Chicago Stores Acquisition”). During the first quarter of 2014, we opened four of those stores as Mariano’s, and opened one additional Mariano’s store in the Chicago market. As of March 29, 2014, we had 18 stores open in the Chicago market.

RESULTS OF OPERATIONS

	Thirteen Weeks Ended
(Dollars in thousands)	March 30, 2013		March 29, 2014
Net Sales	$983,505	100.0%	$1,002,217	100.0%
Costs and Expenses:
Cost of sales	721,005	73.3	731,474	73.0
Operating and administrative	235,819	24.0	254,853	25.4
Interest expense (including amortization of deferred financing costs)	12,157	1.2	14,918	1.5
Loss on debt extinguishment	—	0.0	9,048	0.9

	968,981	98.5	1,010,293	100.8

Income (Loss) before Income Taxes	14,524	1.5	(8,076)	-0.8
Provision (Benefit) for Income Taxes	5,877	0.6	(3,559)	-0.4

Net Income (Loss)	$8,647	0.9%	$(4,517)	-0.5%

Thirteen Weeks Ended March 29, 2014 Compared With Thirteen Weeks Ended March 30, 2013

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

Net sales were $1,002.2 million for the first quarter 2014, an increase of $18.7 million, or 1.9% from $983.5 million for the first quarter 2013. The increase primarily reflects the benefit of new stores, partially offset by a 5.2% decrease in same-store sales and the effect of four store closures during the trailing four quarters. The decline in same-store sales was due to a 8.0% decrease in the number of customer transactions, partially offset by a 3.0% increase in average transaction size. Same-store sales comparisons were negatively impacted by the Easter holiday calendar shift from the first quarter of 2013 into the second quarter of 2014. Same-store sales continue to be negatively impacted by competitive store openings and the weak economic environment in the Company’s core markets. Adjusted for the effect of the 2014 Easter holiday calendar shift, same-store sales declined 3.7%.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $270.7 million for the first quarter 2014, an increase of $8.2 million, or 3.1%, from $262.5 million for the first quarter 2013. Gross profit, as a percentage of net sales, was 27.0% and 26.7% for the first quarter 2014 and 2013, respectively. The increase in gross profit as a percentage of net sales primarily reflects reduced promotional spend and an increased perishable sales mix, partially offset by increased shrink during the first quarter of 2014.

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

Operating and administrative expenses were $254.9 million for the first quarter 2014, an increase of $19.0 million, or 8.1%, from $235.8 million for the first quarter 2013. Operating and administrative expenses, as a percentage of net sales, increased to 25.4% for the first quarter 2014 compared with 24.0% for the first quarter 2013. The increase in the rate as a percentage of net sales was primarily due increased occupancy and labor costs related to new stores, start-up costs associated with acquired stores, increased snow removal and utility costs due to challenging weather conditions, as well as reduced fixed cost leverage in the Company’s core business resulting from lower sales.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $14.9 million for the first quarter 2014, compared to $12.2 million for the first quarter 2013. The increase was due primarily to interest expense on the 2020 Notes, offset by reduced interest expense on our term loan.

Loss on Debt Extinguishment. In connection with our debt refinancing in March 2014, we recognized a loss on debt extinguishment of $9.0 million.

Income Taxes. Income tax benefit was $3.6 million for the first quarter 2014, a decrease of $9.4 million from a provision for income taxes of $5.9 million for the first quarter 2013. The effective income tax rate was (44.1%) for the first quarter 2014 and 40.5% for the first quarter 2013.

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 29, 2014
Net cash provided by (used in) operating activities	$13,894	$(13,650)
Net cash used in investing activities	(11,386)	(16,428)
Net cash used in financing activities	(10,082)	(19,870)

Net decrease in cash and cash equivalents	$(7,574)	$(49,948)

Cash and cash equivalents at end of period	$65,315	$32,230

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $13.7 million for the thirteen weeks ended March 29, 2014 compared to $13.9 million provided by operating activities for the thirteen weeks ended March 30, 2013. The decrease in cash provided by operating activities was due primarily to lower operating income and higher payments for inventory, primarily related to the increased inventory requirements for the Mariano’s store openings and the required inventory buildup related to the later timing of the Easter holiday compared to 2013.

Net Cash Used in Investing Activities. Net cash used in investing activities for the thirteen weeks ended March 29, 2014 was $16.4 million compared to $11.4 million for the thirteen weeks ended March 30, 2013. The increase is primarily due to higher capital expenditures from the remodeling of the Dominick’s stores acquired from Safeway during the fourth quarter of 2013. Total capital expenditures for Fiscal 2014, excluding acquisitions, are estimated to be approximately $95 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the thirteen weeks ended March 29, 2014 was $19.9 million compared to $10.1 million for the thirteen weeks ended March 30, 2013. Net cash used in the thirteen weeks ended March 29, 2014 primarily consisted of payments of debt and capital lease obligations of $518.0 million primarily to refinance our existing indebtedness and related financing costs of $5.2 million, offset somewhat by the net proceeds from our term loan of $450.8 million, net proceeds from our common stock offering of $19.3 million and net borrowings on our revolving credit facility of $33.8 million. Net cash used in the thirteen weeks ended March 30, 2013 consisted of dividends paid to shareholders in the amount of $5.4 million and payments of debt and capital lease obligations of $4.7 million.

Offering of Common Stock

On February 12, 2014, we completed a public offering of 10,170,989 shares of our common stock at a price of $7.00 per share, which included 2,948,113 shares sold by Roundy’s and 7,222,876 shares sold by existing shareholders. The Company received approximately $20.6 million in gross proceeds from the offering, or approximately $19.3 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds were used for general corporate purposes, including funding working capital and operating expenses as well as capital expenditures related to the eleven Dominick’s stores acquired from Safeway in the Chicago Stores Acquisition.

2014 Credit Facilities

On March 3, 2014, Roundy’s Supermarkets, Inc. (“RSI”), the wholly owned operating subsidiary of the Company, refinanced its existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”, together with the New Term Facility, the “2014 Credit Facilities”). We used the proceeds from the New Term Facility, together with existing cash, to repay our existing term loan, including all accrued interest thereon and related costs, fees and expenses. The New Term Facility has a maturity date of March 3, 2021; provided that the maturity date will accelerate to September 15, 2020 if our 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”) are not refinanced in full prior to such date. The New Revolving Facility has a maturity date of March 3, 2019.

The New Term Facility bears interest, at our option, at (i) adjusted LIBOR (subject to a minimum floor of 1.00%) plus 4.75% or (ii) a base rate plus 3.75%. The New Term Facility is repayable in quarterly installments of approximately 0.25% or $1.2 million with a one-time payment of the remaining balance due at maturity.

The New Revolving Facility bears interest, at our option, at (i) adjusted LIBOR plus a margin of 1.50%-2.00% per annum or (ii) a base rate plus a margin of 0.50%—1.00% per annum. In either case, the margin is based on RSI’s utilization of the New Revolving Facility. In addition, there is a quarterly fee payable in an amount equal to either 0.375% or 0.25% per annum of the undrawn portion of the New Revolving Facility. We may use borrowings under the New Revolving Facility for ongoing working capital and general corporate purposes and any other use not prohibited by the credit agreement governing the New Revolving Facility. Borrowing availability under the New Revolving Facility at any time is based on the value of certain eligible inventory, accounts receivable and pharmacy prescription files and is subject to additional reserves and other adjustments.

Borrowings under the New Term Facility are guaranteed, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect, wholly owned domestic restricted subsidiaries and are secured by substantially all the RSI’s and such guarantors’ assets (subject to certain exceptions) on a first-priority basis, except that with respect to New Revolving Facility Priority Collateral (defined below) such assets are secured on a second-priority basis, in each case subject to certain exceptions and to the terms of the First Lien Intercreditor Agreement described below.

Borrowings under the New Revolving Facility are guaranteed, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect, wholly owned domestic restricted subsidiaries and are secured by substantially all the RSI’s and such guarantors’ assets (subject to certain exceptions), in the case of certain assets designated as New Revolving Facility priority collateral including accounts, inventory, cash, deposit accounts, certain payment intangibles and other related assets (“New Revolving Facility Priority Collateral”) on a first-priority basis, and on a second-priority basis with respect to other assets, in each case subject to certain exceptions and to the terms of the First Lien Intercreditor Agreement described below.

On March 3, 2014, RSI and the Company entered into a First Lien Intercreditor Agreement (the “First Lien Intercreditor Agreement”), which establishes the relative lien priorities and rights of the secured parties under the New Revolving Facility and the New Term Facility. Pursuant to the First Lien Intercreditor Agreement, the obligations under the New Revolving Facility are secured with a first priority lien on the New Revolving Facility Priority Collateral and a second priority lien on the other assets constituting collateral, and the obligations under the New Term Facility are secured with a second priority lien on the New Revolving Facility Priority Collateral and a first priority lien on all other collateral (in each case, subject to certain exceptions and limitations).

Mandatory prepayments under the New Term Facility will be required with (i) 50% of adjusted excess cash flow (which percentage shall be reduced to 25% and to 0% upon achievement of certain leverage ratios); (ii) 100% of the net cash proceeds of assets sales or other non-ordinary course dispositions of certain property by the RSI and its restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of certain indebtedness not otherwise permitted to be incurred under the New Term Facility credit agreement.

The terms of the 2014 Credit Facilities contain customary affirmative covenants. The terms of the 2014 Credit Facilities also contain customary negative covenants, including restrictions on (i) dividends on, and redemptions of, equity interest and other restricted payment; (ii) liens and sale-leaseback transactions; (iii) loans and investments; (iv) guarantees and hedging agreements; (v) the sale, transfer or disposition of assets and businesses; (vi) transactions with affiliates; (vii) negative pledges and restrictions on subsidiary distributions; and (viii) optional payments and modifications of certain debt instruments.

2020 Notes

On December 20, 2013, RSI completed the private placement of $200 million of 2020 Notes that mature on December 15, 2020. The Company will pay interest at a rate of 10.25% on the 2020 Notes semiannually, commencing on June 15, 2014. The 2020 Notes were issued with a 3.01% discount, which will be amortized over the seven year term of the 2020 Notes. The Company capitalized $4.6 million of financing costs related to the issuance of the 2020 Notes which will be also amortized over the seven year term of the 2020 Notes.

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

The 2020 Notes are unconditionally guaranteed, jointly and severally, on a senior basis, by (i) RSI’s indirect parent company Roundy’s, Inc., (ii) RSI’s direct parent company Roundy’s Acquisition Corp. and (iii) each of RSI’s domestic restricted subsidiaries owned on the date of original issuance of the 2020 Notes, and are secured by a second priority security interest in substantially all of our and the Guarantors’ assets, which security interests rank junior to the security interests in such assets that secure our2014 Credit Facilities. The 2020 Notes and the guarantees thereof are secured by a second priority lien on substantially all the assets owned by RSI and the guarantors, subject to permitted liens and certain exceptions. These liens are junior in priority to the first-priority liens on the same collateral securing our existing Credit Facility (as well as certain hedging and cash management obligations owed to lenders thereunder or their affiliates) and to certain other permitted liens under the indenture.

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

Prior Credit Facilities

Prior to the 2014 Refinancing, our long-term debt included a senior credit facility consisting of a $675 million term loan (the ‘‘2012 Term Loan’’) and a $125 million revolving credit facility (the ‘‘2012 Revolving Facility’’ and together with the 2012 Term Loan, the ‘‘2012 Credit Facilities”). Borrowings under the 2012 Credit Facilities bore interest, at the Company’s option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%.

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

To properly and prudently evaluate our business, we encourage you to review our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

The following is a summary of the calculation of Adjusted EBITDA for the thirteen weeks ended March 30, 2013 and March 29, 2014 (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 29, 2014
Net Income (loss)	$8,647	$(4,517)
Interest expense	11,584	14,294
Provision (benefit) for income taxes	5,877	(3,559)
Depreciation and amortization expense	16,398	16,859
LIFO charge	500	491
Amortization of deferred financing costs	573	624
Non-cash stock compensation expense	389	860
Loss on debt extinguishment	—	9,048

Adjusted EBITDA	$43,968	$34,100

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: inventories, income taxes, discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance, employee benefit plans, goodwill, and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of March 29, 2014, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

If we are not able to complete the Rainbow Store Sale, our results of operations could be materially adversely affected.

On May 6, 2014, the Company entered into purchase and sale agreements (the “Asset Purchase Agreements”) to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers (the “Buyers”), including SUPERVALU INC. (“the Rainbow Store Sale”). The completion of the Rainbow Store Sale is subject to satisfaction or waiver of certain closing conditions in the definitive agreements, including with regard to third-party consents and regulatory review, and there can be no assurance that the Rainbow Store Sale will be completed according to its current terms, or at all. If we are not able to meet the conditions to the Asset Purchase Agreements, or if the Rainbow Store Sale cannot otherwise be completed, we may not be able to sell the Rainbow stores to the Buyers or to some other group of buyers on terms as favorable to those provided in the Asset Purchase Agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Results of Operations and Financial Condition.

On May 7, 2014, the Company issued a press release announcing financial information for its first quarter ended March 29, 2014. A copy of the press release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Entry into a Material Definitive Agreement.

On May 6, 2014, the Company entered into the Asset Purchase Agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers, including SUPERVALU INC. The aggregate sale price for the 18 Rainbow stores is approximately $65 million in cash plus the proceeds from inventory that will be sold at the closing of the Rainbow Store Sale. In addition, as part of the transaction, the Buyers will assume the lease obligations and certain multi-employer pension liabilities related to the acquired stores.

The Company is actively seeking additional buyers for its remaining nine Rainbow stores, and at the conclusion of that process expects to either sell or close the remaining nine Rainbow stores and fully exit from the Minneapolis / St. Paul market.

The Rainbow Store Sale is expected to close during the third quarter of 2014, subject to satisfaction or waiver of certain closing conditions in the definitive agreements, including with regard to third-party consents and regulatory review, while the sale or closure of the remaining nine Rainbow stores is expected to be completed during either the third or fourth quarter of 2014. The Company expects to use the sale proceeds to pay down borrowings under its term loan and asset-based revolving credit facility.

For further information about the Rainbow Store Sale, see the Company’s press release which is filed herewith as Exhibit 99.2 and incorporated by reference herein. The proceeding summary of the Asset Purchase Agreements is qualified in its entirety by reference to the Asset Purchase Agreement with SUPERVALU INC. (which governs the majority of the Rainbow Store Sale), which is filed herewith as Exhibit 2.1 and incorporated by reference herein. The remaining Asset Purchase Agreements were in substantially similar form to the main agreement with SUPERVALU INC.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 26 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/s/ ROBERT A. MARIANO
Robert A. Mariano
Chairman, President and Chief Executive Officer and Director

Date: May 7, 2014

By:	/s/ DARREN W. KARST
Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: May 7, 2014

Exhibit Index

Exhibit Number	Description

2.1*	Asset Purchase Agreement, dated May 6, 2014, between RBF, LLC, Roundy’s Supermarket’s, Inc. and SUPERVALU INC.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Press Release dated May 7, 2014

99.2	Press Release dated May 7, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The exhibits and schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish a supplemental copy of the schedule to the Securities and Exchange Commission upon request.