Form 10-Q
period 2014-06-28
Roundy's, Inc.
filed 2014-08-06
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of July 30, 2014, there were 49,528,024 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen and twenty-six week periods ended June 28, 2014

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
Net Sales	$868,316	$971,943	$1,735,412	$1,866,341
Costs and Expenses:
Cost of sales	635,330	715,505	1,273,437	1,371,032
Operating and administrative	204,305	248,624	412,417	476,528
Asset impairment charges	—	16,193	—	16,193
Interest:
Interest expense, net	10,465	13,586	21,027	27,225
Amortization of deferred financing costs	526	541	1,050	1,137
Loss on debt extinguishment	—	—	—	8,649

	850,626	994,449	1,707,931	1,900,764

Income (Loss) from Continuing Operations before Income Taxes	17,690	(22,506)	27,481	(34,423)
Provision (Benefit) for Income Taxes	6,100	(9,049)	10,052	(14,428)

Net Income (Loss) from Continuing Operations	11,590	(13,457)	17,429	(19,995)
Net Income (Loss) from Discontinued Operations, Net of Tax	1,882	(14,208)	4,690	(12,187)

Net Income (Loss)	$13,472	$(27,665)	$22,119	$(32,182)

Basic net earnings (loss) per common share:
Continuing operations	$0.26	$(0.28)	$0.39	$(0.42)
Discontinued operations	$0.04	$(0.30)	$0.10	$(0.26)
Diluted net earnings (loss) per common share:
Continuing operations	$0.26	$(0.28)	$0.39	$(0.42)
Discontinued operations	$0.04	$(0.30)	$0.10	$(0.26)
Weighted average number of common shares outstanding:
Basic	44,962	48,123	44,962	47,301
Diluted	45,214	48,123	45,045	47,301
Dividends declared per share	$0.12	$—	$0.24	$—
Comprehensive Income (Loss)	$14,132	$(27,408)	$23,438	$(31,585)

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 28, 2013	June 28, 2014
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$82,178	$35,767
Notes and accounts receivable, less allowance for losses	38,838	41,243
Merchandise inventories	280,467	312,729
Prepaid expenses	9,867	17,352
Income taxes receivable	1,704	22,028
Deferred income taxes	13,838	13,838
Current assets held for sale	21,655	74,087

Total current assets	448,547	517,044

Property and Equipment, net	314,898	310,405
Other Assets:
Other assets—net	59,846	60,378
Long-term assets held for sale	60,725	—
Goodwill	577,537	577,537

Total other assets	698,108	637,915

Total assets	$1,461,553	$1,465,364

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$251,586	$257,842
Accrued wages and benefits	38,652	44,847
Other accrued expenses	46,834	52,388
Current maturities of long-term debt and capital lease obligations	3,612	8,393
Income taxes	615	—
Current liabilities held for sale	1,127	3,996

Total current liabilities	342,426	367,466

Long-term Debt and Capital Lease Obligations	734,303	701,412
Deferred Income Taxes	76,285	80,597
Other Liabilities	78,691	100,263
Long-term Liabilities Held For Sale	3,421	—

Total liabilities	1,235,126	1,249,738

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock (5,000 shares authorized at 12/28/13 and 6/28/14, respectively, $0.01 par value, 0 shares at 12/28/13 and 6/28/14, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 46,777 shares and 49,528 shares at 12/28/13 and 6/28/14, respectively, issued and outstanding)	468	495
Additional paid-in-capital	116,874	138,221
Retained earnings	137,545	104,773
Accumulated other comprehensive loss	(28,460)	(27,863)

Total shareholders’ equity	226,427	215,626

Total liabilities and shareholders’ equity	$1,461,553	$1,465,364

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2013	June 28, 2014
Cash Flows From Operating Activities:
Net income (loss)	$22,119	$(32,182)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Asset impairment charges	—	16,193
Multi-employer pension withdrawal charge	—	25,796
Depreciation of property and equipment and amortization of intangible assets	32,810	34,267
Amortization of deferred financing costs	1,147	1,183
Loss (gain) on sale of property and equipment	142	(79)
LIFO charges	670	443
Deferred income taxes	(461)	(1,043)
Loss on debt extinguishment	—	9,048
Amortization of debt discount	743	1,160
Stock-based compensation expense	1,151	2,074
Changes in operating assets and liabilities:
Notes and accounts receivable	(5,198)	(2,405)
Merchandise inventories	(2,577)	(26,197)
Prepaid expenses	(313)	(1,357)
Other assets	5	(2,111)
Accounts payable	(15,312)	128
Accrued expenses and other liabilities	1,658	14,089
Income taxes	6,803	(22,450)

Net cash flows provided by operating activities	43,387	16,557

Cash Flows From Investing Activities:
Capital expenditures	(22,675)	(42,504)
Proceeds from sale of property and equipment	490	90

Net cash flows used in investing activities	(22,185)	(42,414)

Cash Flows From Financing Activities:
Dividends paid to common shareholders	(10,869)	(149)
Payments of withholding taxes for vesting of restricted stock shares	(329)	(711)
Borrowings on revolving credit facility	30,000	326,500
Payments made on revolving credit facility	(30,000)	(291,500)
Proceeds from long-term borrowings	—	450,800
Payments of debt and capital lease obligations	(7,076)	(519,181)
Issuance of common stock, net of issuance costs	—	19,302
Debt issuance and refinancing fees and related expenses	—	(5,615)

Net cash flows used in financing activities	(18,274)	(20,554)

Net increase (decrease) in Cash and Cash Equivalents	2,928	(46,411)
Cash and Cash Equivalents, Beginning of Period	72,889	82,178

Cash and Cash Equivalents, End of Period	$75,817	$35,767

Supplemental Cash Flow Information:
Cash paid for interest	$21,940	$28,756
Cash paid for income taxes	7,849	1,338

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

The accompanying unaudited consolidated financial statements as of June 28, 2014, and for the thirteen and twenty-six weeks ended June 29, 2013 and June 28, 2014 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen and twenty-six weeks ended June 28, 2014 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 3, 2015.

Unless the context otherwise indicates, all references in these financial statements to the “Company,” or “Roundy’s,” or similar words are to Roundy’s, Inc.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes” (“ASU No. 2013-11”). ASU No. 2013-11 requires companies to present unrecognized tax benefits as a reduction of the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if net settlement is required or expected. To the extent that net settlement is not required or expected, the unrecognized tax benefit must be presented as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exists at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 was effective for reporting periods beginning after December 15, 2013, and are applied prospectively to all unrecognized tax benefits that exist at the effective date. Because this standard only affects the presentation of unrecognized tax benefits and not the measurement of an unrecognized tax benefit, this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issues ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective on a prospective basis for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has chosen to not adopt ASU 2014-08 early for the Rainbow Store Sale transaction, and as such, the Company expects this standard will not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides guidance for revenue recognition for companies that either enter into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

3. OFFERING OF COMMON STOCK

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

4. ACQUISITION

On December 20, 2013, the Company acquired eleven Dominick’s stores from Safeway in a $36 million cash transaction (the “Chicago Stores Acquisition”). As a result of the transaction, the Company assumed the operating leases for ten of the stores and a capital lease liability for one store. As of June 28, 2014, the Company has re-opened eight of these stores under the Company’s Mariano’s banner and the Company expects that the additional three stores will be converted to the Mariano’s banner and will open during the remainder of Fiscal 2014. The transaction enables the Company to expand its presence in the Chicago market and accelerate the number of Mariano’s locations, the Company’s growth banner. The Company paid an amount in excess of the fair value of the assets acquired and recorded goodwill of approximately $4.3 million. The amount of goodwill recorded in connection with the transaction is deductible for tax purposes over a 15-year period.

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

5. DISCONTINUED OPERATIONS

During the second quarter of 2014, the Company entered into definitive agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers ( “Buyers”), including SUPERVALU INC. (“Rainbow Store Sale”). The aggregate sale price for the 18 Rainbow stores was $65 million in cash plus the proceeds from inventory that was sold to the Buyers at the closing of the Rainbow Store Sale. In addition, as part of the transaction, the Buyers assumed the lease obligations and certain multi-employer pension liabilities related to the acquired stores. During the second quarter of 2014, the Company recorded a $1.4 million charge to adjust the carrying value of certain inventories at the 18 Rainbow stores to the expected purchase price from the Buyers. The Rainbow Store Sale closed during the third quarter of 2014.

As a condition to the sale agreement, the Company entered into sublease agreements for four of the 18 Rainbow stores for a five year period. The amount of the sublease rent payments that will be received from the Buyers are less than the minimum lease payments for these stores. The sublease payments are not considered significant to the operations of these stores, and as such, the Company does not have significant continuing cash flows. All 18 Rainbow stores that were included in the Rainbow Store Sale are included in discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ending June 28, 2014. The Consolidated Balance Sheet as of December 28, 2013 and the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ending June 29, 2013, have been reclassified to conform with the current year presentation.

The Company has included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs) for the 18 Rainbow stores within net income from discontinued operations. Interest was allocated based on the ratio of the net assets of the 18 Rainbow stores as of the end of each quarter to the net assets of the total Company. For the thirteen and twenty-six weeks ended June 29, 2013, the Company allocated $1.1 million and $2.1 million, respectively, to discontinued operations. For the thirteen and twenty-six weeks ended June 28, 2014, the Company allocated $0.5 million and $1.2 million, respectively, to discontinued operations.

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the multi-employer pension plans in which the effected employees participate. The Company recorded a charge of $25.8 million during the second quarter of 2014, for the estimated multi-employer pension withdrawal liability related to the 18 Rainbow stores that were sold, which represents the Company’s best estimate absent the demand letters from the multi-employer plans. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. The Company expects the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate.

The Company will pay severance for those employees not hired by the Buyers of the 18 stores, which is not expected to be material.

The Company does not expect the gain to be recognized during the third quarter of 2014 as a result of the Rainbow Store Sale to be significant.

Net income (loss) from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ending June 29, 2013 and June 28, 2014 is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Dollars in thousands)	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
Net Sales	$112,010	$103,810	$228,419	$211,629

Income (loss) from discontinued operations, before income taxes:	$4,096	$(22,398)	$8,829	$(18,557)
Loss on disposal of operations, before income taxes:	—	(1,357)	—	(1,357)

Total income (loss) from discontinued operations before income taxes	4,096	(23,755)	8,829	(19,914)
Income taxes (benefit) on discontinued operations	2,214	(9,547)	4,139	(7,727)

Income (loss) from discontinued operations, net of tax	$1,882	$(14,208)	$4,690	$(12,187)

The Consolidated Balance Sheet as of December 28, 2013 has been reclassified to include assets held for sale of the 18 Rainbow stores, including the allocated amount of goodwill. Those assets and liabilities of the disposal group were considered held for sale as of December 28, 2013 and June 28, 2014, and include the following:

	December 28, 2013	June 28, 2014
Assets held for sale:
Inventory	$21,655	$15,147
Property and Equipment, net	28,076	26,291
Goodwill	32,649	32,649

Total assets held for sale	$82,380	$74,087

Current assets held for sale	$21,655	$74,087
Long-term assets held for sale	$60,725	$—
Liabilities held for sale:
Current maturities of capital lease obligations	$1,127	$3,996
Long-term capital lease obligations	3,421	—

Total liabilities held for sale	$4,548	$3,996

Current liabilities held for sale	$1,127	$3,996
Long-term liabilities held for sale	$3,421	$—

In addition, during the second quarter of 2014, the Company announced its intention to exit the Minneapolis / St. Paul market entirely. The remaining nine Rainbow stores not included in the Rainbow Store Sale were closed during the third quarter of 2014. During the second quarter of 2014, the Company evaluated the future cash flows expected from this long-lived asset group and recorded a non-cash impairment charge of $11.1 million related to the assets of the Rainbow stores that were closed in the third quarter of 2014. During the third quarter of 2014, the Company expects to incur an additional charge of $22 to $26 million for the estimated multi-employer pension withdrawal liability related to the remaining nine Rainbow stores that were closed in the third quarter. The Company estimates that it will also record a $9 to $10 million closed facility charge related principally to the lease agreements for these closed store locations between during the third quarter of 2014. In addition, the Company expects to pay severance of approximately $1.0 million to the employees of the nine closed Rainbow stores during the third quarter of 2014.

6. STEVENS POINT

On July 1, 2014 the Company announced the closure of its Stevens Point Distribution Center (“Stevens Point Warehouse”). A gradual phase-out of those operations will occur and the Stevens Point Warehouse will cease operations in the third quarter of 2014 after which time it will be marketed for sale.

With the closing of the Stevens Point Warehouse, the Company will consolidate its supply chain operations in its Oconomowoc Distribution Center, allowing the Company to maximize its distribution efficiencies. The Company will transfer any remaining inventory and certain fixed assets from the Stevens Point Warehouse to the Oconomowoc Distribution Center.

As a result of these actions, the Company evaluated the recoverability of this long-lived asset group and recorded a non-cash impairment charge of $5.1 million for the assets at the Stevens Point Warehouse. The fair value of the long-lived asset group was calculated using Level 2 market data inputs. Given the timing and nature of the expected sale of the Stevens Point Warehouse, the criteria required to be considered held for sale as of June 28, 2014 were not met, and as such, the assets of the Stevens Point Warehouse are not classified as held for sale in the Company’s Consolidated Balance Sheet as of June 28, 2014.

The Company estimates that it will record severance and other one-time charges of $2.0 to $2.5 million related to the closure of the Stevens Point Warehouse during the third quarter of 2014. Other one-time charges include costs to transfer inventory and equipment from the Stevens Point Warehouse to other locations operated by the Company, as well as miscellaneous expenses required to prepare the Steven’s Point Warehouse for sale.

7. FAIR VALUE

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

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements as of June 28, 2014, which is an interest rate derivative liability of $0.7 million, compared to a liability of $0.4 million as of December 28, 2013. Interest rate derivatives are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable, accounts payable and revolving credit facility debt approximated fair value as of June 28, 2014. Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $28.2 million and $26.7 million, as of December 28, 2013 and June 28, 2014, respectively. Based on recent open market transactions of the Company’s term loan and the 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”), the fair value of long-term debt, including current maturities, is approximately $732.7 million and $709.7 million as of December 28, 2013 and June 28, 2014, respectively. The Company considers the fair value of the capital leases, term loan and 2020 Notes to be Level 2 within the fair value hierarchy.

8. INVENTORIES

The Company uses the LIFO method of valuation for a portion of inventories. If the FIFO method had been used, inventories would have been approximately $24.4 million higher on December 28, 2013 and $24.9 million higher on June 28, 2014.

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

9. GOODWILL

A summary of changes in The Company’s goodwill during the twenty-six weeks ended June 28, 2014 is as follows (in thousands):

Balance at December 28, 2013:
Goodwill	$730,986
Accumulated impairment losses	(120,800)

Net Goodwill at December 28, 2013	610,186
Activity during the year:
Goodwill allocated to Rainbow Store Sale	(32,649)

Goodwill as of June 28, 2014	577,537
Adjusted balance at June 28, 2014:
Goodwill	698,337
Accumulated impairment losses	(120,800)

Balance at June 28, 2014:	$577,537

10. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 28, 2013	June 28, 2014
Term Loan	$516,875	$460,000
Second Lien Notes	200,000	200,000
Revolving Credit Facility	—	35,000
Capital Lease Obligations, 7.6% to 10%, due 2014 to 2031	31,554	29,906
Other long-term debt	1,255	1,149

	749,684	726,055
Less: Unamortized discount on Term Loan	5,793	10,702
Less: Unamortized discount on Second Lien Notes	5,976	5,548
Less: Current maturities	3,612	8,393

Long-term debt, net of current maturities	$734,303	$701,412

On March 3, 2014, Roundy’s Supermarkets, Inc. (“RSI”), the wholly owned operating subsidiary of the Company, refinanced its existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”, together with the New Term Facility, the “2014 Credit Facilities”). The Company used the proceeds from the New Term Facility, together with existing cash, to repay the Company’s existing term loan, including all accrued interest thereon and related costs, fees and expenses. The New Term Facility was issued with a 2.0% discount, which will be amortized over the seven year term of the New Term Facility. The New Term Facility has a maturity date of March 3, 2021; provided that the maturity date will accelerate to September 15, 2020 if our 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”) are not refinanced in full prior to September 15, 2020. The New Revolving Facility has a maturity date of March 3, 2019.

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

The New Revolving Facility bears interest, at the Company’s option, at (i) adjusted LIBOR plus a margin of 1.50%-2.00% per annum or (ii) base rate plus a margin of 0.50%—1.00% per annum. In either case, the margin is based on RSI’s utilization of the New Revolving Facility. In addition, there is a quarterly fee payable in an amount equal to either 0.25% or 0.375% per annum of the undrawn portion of the New Revolving Facility. The Company may use borrowings under the New Revolving Facility for ongoing working capital and general corporate purposes and any other use not prohibited by the revolving credit agreement. Borrowing availability under the New Revolving Facility at any time is based on the value of certain eligible inventory, accounts receivable and pharmacy prescription files and is subject to additional reserves and other adjustments.

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

In connection with the 2014 Refinancing, the Company recognized a loss on debt extinguishment of $9.0 million (of which $8.6 million is related to continuing operations), which consisted primarily of the write-off of $4.8 million of previously capitalized financing costs, the $3.6 million write-off of a portion of the unamortized discount on the 2012 Term Loan, and certain fees and expenses of $0.6 million related to the New Term Facility. The Company capitalized $4.0 million and $0.8 million of financing costs related to the New Revolving Facility and New Term Facility, respectively, both of which will be amortized over the term of the respective term of each credit facility.

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

At June 28, 2014, the Company was in compliance with all covenants relating to its indebtedness.

As of June 28, 2014, there were outstanding letters of credit, totaling $29.6 million under the New Revolving Facility, which reduce borrowing availability.

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

The 2020 Notes are unconditionally guaranteed, jointly and severally, on a senior basis, by (i) RSI’s indirect parent company Roundy’s, Inc., (ii) RSI’s direct parent company Roundy’s Acquisition Corp. and (iii) each of RSI’s domestic restricted subsidiaries owned on the date of original issuance of the 2020 Notes, and are secured by a second priority security interest in substantially all of our and the Guarantors’ assets, which security interests rank junior to the security interests in such assets that secure our 2014 Credit Facilities. The 2020 Notes and the guarantees thereof are secured by a second priority lien on substantially all the assets owned by RSI and the guarantors, subject to permitted liens and certain exceptions. These liens are junior in priority to the first-priority liens on the same collateral securing the 2014 Credit Facilities (as well as certain hedging and cash management obligations owed to lenders thereunder or their affiliates) and to certain other permitted liens under the indenture.

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

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

As of June 28, 2014, the Company has recorded $0.7 million in other liabilities in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of June 28, 2014, the Company has $0.4 million in accumulated other comprehensive loss recorded on the Company’s Consolidated Balance Sheet, which represents a loss on the effective portion of the Swap, net of tax, on that date. The Company does not expect the amount of losses that will be reclassified into earnings over the next twelve months to be material. The fair value of the Swap as of December 28, 2013 was a liability of $0.4 million.

On March 3, 2014, the Company completed the 2014 Refinancing. Due to a change in certain of the critical terms of the New Term Facility, specifically the change in the interest rate floor, a certain portion of the Swap was deemed ineffective for the twenty-six weeks ended June 28, 2014. The amount is considered immaterial.

During the thirteen and twenty-six weeks ended June 28, 2014 there were no amounts reclassified into current period earnings.

12. EMPLOYEE BENEFIT PLANS

Net pension income in the thirteen and twenty-six weeks ended June 29, 2013 and June 28, 2014 included the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,839	2,039	3,678	4,078
Expected return on plan assets	(3,287)	(3,563)	(6,574)	(7,127)
Amortization of net actuarial loss	1,099	607	2,198	1,214

Net pension income from continuing operations	$(349)	$(917)	$(698)	$(1,835)

As of June 28, 2014, the Company had a letter of credit posted in favor of the Pension Benefit Guaranty Corporation in the amount of $10 million.

The Company expects its pension plan contributions for the year ending January 3, 2015 to be approximately $0.9 million.

13. INCOME TAXES

The Company’s effective tax rate for continuing operations for the thirteen and twenty-six weeks ended June 28, 2014 is a tax benefit of approximately 40.2% and 41.9%, respectively. The Company’s effective tax rate for continuing operations for the thirteen and twenty-six weeks ended June 29, 2013 was 34.5% and 36.6%, respectively.

14. COMMITMENTS AND CONTINGENCIES

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

The Company contributes to four multi-employer pension plans based on obligations arising from its collective bargaining agreements covering supply chain and certain store union employees. Three of these plans are underfunded as of June 28, 2014. These plans provide retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

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

As discussed in Note 5, as a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the multi-employer pension plans in which the effected employees participate.

In connection with the exit or sale of its independent distribution business, the Company has assigned leases and subleases for retail stores which expire at various dates through 2033. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $16.7 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During the thirteen and twenty-six weeks ended June 29, 2013, the entire amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans. During the thirteen and twenty-six weeks ended June 28, 2014, the amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans and the net fair value of derivatives. During the thirteen and twenty-six weeks ended June 29, 2013 and June 28, 2014, pension income is included within operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). During the thirteen and twenty-six weeks ended June 28, 2014, there was no impact on net income (loss) from the Company’s derivatives.

The change in accumulated other comprehensive loss by component for the thirteen weeks ended June 29, 2013 consisted of the following (in thousands):

	Defined Benefit Pension Plans	Total
Balance at March 30, 2013	$(46,301)	$(46,301)
Other comprehensive loss before reclassifications	—	—
Income tax benefit	—	—

Net other comprehensive loss before reclassifications	—	—
Reclassifications:
Actuarial loss	1,099	1,099

Total reclassifications before taxes	1,099	1,099
Income tax expense	(439)	(439)

Net amounts reclassified from accumulated comprehensive income	660	660

Other comprehensive income	660	660

Balance at June 29, 2013	$(45,641)	$(45,641)

The change in accumulated other comprehensive loss by component for the twenty-six weeks ended June 29, 2013 consisted of the following (in thousands):

	Defined Benefit Pension Plans	Total
Balance at December 29, 2012	$(46,960)	$(46,960)

Other comprehensive loss before reclassifications	—	—
Income tax benefit	—	—

Net other comprehensive loss before reclassifications	—	—
Reclassifications:
Actuarial loss	2,198	2,198

Total reclassifications before taxes	2,198	2,198
Income tax expense	(879)	(879)

Net amounts reclassified from accumulated comprehensive income	1,319	1,319

Other comprehensive income	1,319	1,319

Balance at June 29, 2013	$(45,641)	$(45,641)

The change in accumulated other comprehensive loss by component for the thirteen weeks ended June 28, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at March 29, 2014	$(288)	$(27,832)	$(28,120)

Other comprehensive loss before reclassifications	(179)	—	(179)
Income tax benefit	72	—	72

Net other comprehensive loss before reclassifications	(107)	—	(107)
Reclassifications:
Actuarial loss	—	607	607

Total reclassifications before taxes	—	607	607
Income tax expense	—	(243)	(243)

Net amounts reclassified from accumulated comprehensive income	—	364	364

Other comprehensive (loss) income	(107)	364	257

Balance at June 28, 2014	$(395)	$(27,468)	$(27,863)

The change in accumulated other comprehensive loss by component for the twenty-six weeks ended June 28, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

Other comprehensive loss before reclassifications	(219)	—	(219)
Income tax benefit	88	—	88

Net other comprehensive loss before reclassifications	(131)	—	(131)
Reclassifications:
Actuarial loss	—	1,214	1,214

Total reclassifications before taxes	—	1,214	1,214
Income tax expense	—	(486)	(486)

Net amounts reclassified from accumulated comprehensive income	—	728	728

Other comprehensive (loss) income	(131)	728	597

Balance at June 28, 2014	$(395)	$(27,468)	$(27,863)

16. EARNINGS PER SHARE

The Company had one class of common stock as of June 28, 2014.

For the thirteen and twenty-six weeks ended June 29, 2013, there were restricted shares outstanding of approximately 17,638 and 98,040 shares, respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share. For the thirteen and twenty-six weeks ended June 28, 2014, there were restricted shares outstanding of approximately 124,932 and 205,463 shares, respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share.

As of June 28, 2014, there were 1,041,337 contingently issuable shares excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
Net earnings (loss) per common share—basic:
Net Income (Loss) from continuing operations	$11,590	$(13,457)	$17,429	$(19,995)
Net Income (Loss) from discontinued operations	1,882	(14,208)	4,690	(12,187)

Net Income (Loss)	$13,472	$(27,665)	$22,119	$(32,182)

Basic weighted average common shares outstanding	44,962	48,123	44,962	47,301
Net earnings (loss) per common share from continuing operations- basic	$0.26	$(0.28)	$0.39	$(0.42)

Net earnings (loss) per common share from discontinued operations- basic	$0.04	$(0.30)	$0.10	$(0.26)

Net earnings (loss) per common share—diluted:
Weighted-average shares outstanding	44,962	48,123	44,962	47,301
Effect of dilutive securities—nonvested restricted stock shares and restricted stock units	252	—	83	—

Weighted-average shares and potential dilutive shares outstanding	45,214	48,123	45,045	47,301

Net earnings (loss) per common share from continuing operations—diluted	$0.26	$(0.28)	$0.39	$(0.42)

Net earnings (loss) per common share from discontinued operations—diluted	$0.04	$(0.30)	$0.10	$(0.26)

17. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (“Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of June 28, 2014 there were 2,557,691 remaining shares available for issuance, which assumes that all of the 2014 restricted stock unit grants discussed below vest at the maximum amount.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $1.2 million and $2.1 million for the thirteen and twenty-six weeks ended June 28, 2014, respectively, compared to $0.8 million and $1.2 million for the thirteen and twenty-six weeks ended June 29, 2013, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company paid dividends on restricted stock shares that vested during the thirteen and twenty-six weeks ended June 28, 2014 of $0.1 million and $0.1 million, respectively, compared to no dividends and $0.1 million of dividends on restricted stock during the thirteen and twenty-six weeks ended June 29, 2013.

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

The change in the number of restricted stock shares outstanding consisted of the following:

	Restricted Shares Outstanding (in thousands)	Weighted-average grant-date fair value per share
Outstanding, December 28, 2013	1,800	$5.78
Granted	—	—
Vested	(335)	7.50
Cancelled or Expired	(103)	5.25

Outstanding, June 28, 2014	1,362	5.39

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

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Units Outstanding (in thousands) (1)	Weighted-average grant-date fair value per unit
Outstanding, December 28, 2013	—	$—
Granted	991	6.44
Vested	—	—
Cancelled or Expired	(64)	6.46

Outstanding, June 28, 2014	927	6.44

(1)	Represents the number of restricted units granted. For the 2014 Market Awards and the 2014 Performance Awards, actual shares issued could be up to 200% of the units granted.

18. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery, frozen and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food categories include general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales from continuing operations of non-perishable, perishable, and non-food items for the thirteen and twenty-six weeks ended June 29, 2013 and June 28, 2014:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
Non-Perishable Food	46.3%	43.4%	47.6%	45.1%
Perishable Food	36.4%	39.2%	35.5%	37.8%
Non-Food	17.3%	17.4%	16.9%	17.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain founded in 1872. As of June 28, 2014, we operated 173 grocery stores in Wisconsin, Minnesota and Illinois under the Pick ’n Save, Rainbow, Copps, Metro Market and Mariano’s retail banners, which are served by our three strategically located distribution centers and our food processing and preparation commissary. The following table represents our store network as of the end of each of the periods below:

	12/28/2013	3/29/2014	6/28/2014
Pick’n Save	93	93	93
Copps	25	25	25
Mariano’s	13	18	24
Metro Market	3	3	4
Rainbow	29	27	27

Total Company-owned stores	163	166	173

In this section, we refer to the thirteen weeks ended June 28, 2014 as the “second quarter 2014” and we refer to the thirteen weeks ended June 29, 2013 as the “second quarter 2013.”

For the second quarter 2014, net sales from continuing operations were $971.9 million, compared to net sales from continuing operations of $868.3 million for the second quarter 2013. The increase in net sales was primarily due to the impact of new stores, partially offset by a decrease in same stores sales.

Net loss per basic and diluted share from continuing operations was $0.28 for the second quarter 2014, compared to earnings per basic and diluted share of $0.26 in the second quarter 2013. For the twenty-six weeks ending June 28, 2014, net loss per basic and diluted share was $0.42, compared to earnings per basic and diluted share of $0.39 for the twenty-six weeks ending June 29, 2013. Results for second quarter 2014 included asset impairment charges of approximately $16.2 million ($9.7 million, net of income tax expense) incurred in connection with the closure of nine Rainbow stores and the Steven’s Point distribution facility during the third quarter of 2014 and employee severance costs of $1.2 million ($0.7 million, net of income tax expense). Results for the twenty-six weeks ending June 28, 2014 included asset impairment charges of approximately $16.2 million ($9.7 million, net of income tax expense) incurred in connection with the closure of nine Rainbow stores and the Steven’s Point distribution facility during the third quarter of 2014, employee severance costs of $1.2 million ($0.7 million, net of income tax expense) and a loss on debt extinguishment of approximately $8.6 million ($4.8 million, net of income tax expense) incurred in connection with the debt refinancing in March 2014.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market. In the fourth quarter of 2013, we completed a transaction with Safeway, Inc. (“Safeway”) to acquire 11 Dominick’s stores in the Chicago area (the “Chicago Stores Acquisition”). During the second quarter of 2014, we opened four of those stores as Mariano’s, and opened two additional Mariano’s stores in the Chicago market. As of June 28, 2014, we had 24 stores open in the Chicago market.

Unless otherwise noted, the disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations related to our continuing operations.

RESULTS OF CONTINUING OPERATIONS

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(Dollars in thousands)	June 29, 2013		June 28, 2014		June 29, 2013		June 28, 2014
Net Sales	$868,316	100.0%	$971,943	100.0%	$1,735,412	100.0%	$1,866,341	100.0%
Costs and Expenses:
Cost of sales	635,330	73.2	715,505	73.6	1,273,437	73.4	1,371,032	73.5
Operating and administrative	204,305	23.5	248,624	25.6	412,417	23.8	476,528	25.5
Impairment Charges	—	—	16,193	1.7	—		16,193	0.9
Interest expense (including amortization of deferred financing costs)	10,991	1.3	14,127	1.5	22,077	1.3	28,362	1.5
Loss on debt extinguishment	—	—	—	—	—	—	8,649	0.5

	850,626	98.0	994,449	102.3	1,707,931	98.4	1,900,764	101.9

Income (Loss) from Continuing Operations before Income Taxes	17,690	2.0	(22,506)	-2.3	27,481	1.6	(34,423)	-1.8
Provision (Benefit) for Income Taxes	6,100	0.7	(9,049)	-0.9	10,052	0.6	(14,428)	-0.8

Net Income (Loss) from Continuing Operations	$11,590	1.3%	$(13,457)	-1.4%	$17,429	1.0%	$(19,995)	-1.1%

Thirteen Weeks Ended June 28, 2014 Compared With Thirteen Weeks Ended June 29, 2013

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

Net sales were $971.9 million for the second quarter 2014, an increase of $103.6 million, or 11.9% from $868.3 million for the second quarter 2013. The increase primarily reflects the benefit of new stores, partially offset by a decrease in same-store sales. Same-store sales excluding all of the Company’s Rainbow stores declined 2.2%, which was due to a 3.4% decrease in the number of customer transactions, partially offset by a 1.2% increase in average transaction size. Same-store sales excluding the Company’s Rainbow stores continue to be negatively impacted by competitive store openings and the weak economic environment in the Company’s core markets. Same-store sales comparisons were impacted by approximately 150 basis points from the positive impact of the Easter holiday calendar shift between the first and second quarters. Same-store sales, including the nine Rainbow stores which were included in continuing operations for the second quarter of 2014, decreased 2.8%, reflecting the deteriorating sales at the remaining nine Rainbow stores.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $256.4 million for the second quarter 2014, an increase of $23.5 million, or 10.1%, from $233.0 million for the second quarter 2013. Gross profit, as a percentage of net sales, was 26.4% and 26.8% for the second quarter 2014 and 2013, respectively. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink, including the effect of the higher perishable mix of Illinois stores and the start-up impact of new or acquired Illinois stores, partially offset by an increased perishable sales mix.

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

Operating and administrative expenses were $248.6 million for the second quarter 2014, an increase of $44.3 million, or 21.7%, from $204.3 million for the second quarter 2013. Operating and administrative expenses, as a percentage of net sales, increased to 25.6% for the second quarter 2014 compared with 23.5% for the second quarter 2013. The increase in the rate as a percentage of net sales was primarily due to increased start-up labor costs and higher occupancy costs in new or acquired Illinois stores relative to the chain average. The Company also experienced reduced fixed cost leverage in its core business resulting from lower sales. The Company also incurred a $1.2 million charge relating to corporate employee severance.

Impairment Charges. During the thirteen weeks ended June 28, 2014, the Company recognized non-cash asset impairment charges of $11.1 million and $5.1 million related to adjustments to the carrying value of nine Rainbow stores and the Stevens Point distribution facility, respectively, both of which will close during the third quarter of 2014.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $14.1 million for the second quarter 2014, compared to $11.0 million for the second quarter 2013. The increase was due primarily to interest expense on the 2020 Notes, offset by reduced interest expense on our term loan.

Income Taxes. Income tax benefit was $9.0 million for the second quarter 2014, a decrease of $15.1 million from a provision for income taxes of $6.1 million for the second quarter 2013. The effective income tax rate was a benefit of 40.2% for the second quarter 2014 and expense of 34.5% for the second quarter 2013.

Twenty-six Weeks Ended June 28, 2014 Compared With Twenty-six Weeks Ended June 29, 2013

Net Sales. Net sales were $1,866.3 million for the twenty-six weeks ended June 28, 2014, an increase of $130.9 million, or 7.5% from $1,735.4 million for the twenty-six weeks ended June 29, 2013. The increase primarily reflects the benefit of new stores, partially offset by a decrease in same-store sales. Same-store sales excluding all of the Company’s Rainbow stores declined 3.3%, which was due to a 5.3% decrease in the number of customer transactions, partially offset by a 2.0% increase in average transaction size. Same-store sales excluding the Company’s Rainbow stores continue to be negatively impacted by competitive store openings and the weak economic environment in the Company’s core markets. Same-store sales, including the nine Rainbow stores which were included in continuing operations for the twenty-six weeks ended June 28, 2014, decreased 3.9%, reflecting the deteriorating sales at the remaining nine Rainbow stores.

Gross Profit. Gross profit was $495.3 million for the twenty-six weeks ended June 28, 2014, an increase of $33.3 million, or 7.2%, from $462.0 million for the twenty-six weeks ended June 29, 2013. Gross profit, as a percentage of net sales, was 26.5% for the twenty-six weeks ended June 28, 2014 compared to 26.6% for the twenty-six weeks ended and June 29, 2013. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink, including the effect of the higher perishable mix of Illinois stores and the start-up impact of new or acquired Illinois stores, partially offset by an increased perishable sales mix.

Operating and Administrative Expenses. Operating and administrative expenses were $476.5 million for the twenty-six weeks ended June 28, 2014, an increase of $64.1 million, or 15.5%, from $412.4 million for the twenty-six weeks ended June 29, 2013. Operating and administrative expenses, as a percentage of net sales, increased to 25.5% for the twenty-six weeks ended June 28, 2014 compared to 23.8% for the twenty-six weeks ended June 29, 2013. The increase in the rate as a percentage of net sales was primarily due to increased start-up labor costs and higher occupancy costs in new and acquired Illinois stores relative to the chain average. The Company also experienced reduced fixed cost leverage in its core business resulting from lower sales.

Impairment Charges. During the twenty-six weeks ended June 28, 2014, the Company recognized non-cash asset impairment charges of $11.1 million and $5.1 million related to adjustments to the carrying value of nine Rainbow stores and the Stevens Point distribution facility, respectively, both of which will close during the third quarter of 2014.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $28.4 million for the twenty-six weeks ended June 28, 2014, compared to $22.1 million for the twenty-six weeks ended June 29, 2013. The increase was due primarily to interest expense on the 2020 Notes, offset by reduced interest expense on our term loan.

Loss on Debt Extinguishment. In connection with our debt refinancing in March 2014, we recognized a loss on debt extinguishment of $9.0 million, of which $8.6 million is related to continuing operations.

Income Taxes. Income tax benefit was $14.4 million for the twenty-six weeks ended June 28, 2014, a decrease of $24.5 million from a provision for income taxes of $10.1 million for the twenty-six weeks ended June 29, 2013. The effective income tax rate was a benefit of 41.9% for the twenty-six weeks ended June 28, 2014 and expense of 36.6% for the twenty-six weeks ended June 29, 2013.

DISCONTINUED OPERATIONS

During the second quarter of 2014, the Company entered into definitive agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers (the “Buyers”), including SUPERVALU INC. (“the Rainbow Store Sale”). The aggregate sale price for the 18 Rainbow stores was $65 million in cash plus the proceeds from inventory that was sold to the Buyers at the closing of the Rainbow Store Sale. In addition, as part of the transaction, the Buyers assumed the lease obligations and certain multi-employer pension liabilities related to the acquired stores. During the second quarter of 2014, the Company recorded a $1.4 million charge to adjust the carrying value of certain inventories at the 18 Rainbow stores to the expected purchase price from the Buyers. The Rainbow Store Sale closed during the third quarter of 2014.

The 18 Rainbow stores that were included in the Rainbow Store Sale are included in discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ending June 28, 2014.

The Company has included all direct costs and an amount of allocated interest for the 18 Rainbow stores within income from discontinued operations. Interest expense (including amortization of deferred financing costs) was allocated based on the ratio of the net assets of the 18 Rainbow stores as of the end of each quarter to the net assets of the total Company. For the thirteen and twenty-six weeks ended June 29, 2013, the Company allocated $1.1 million and $2.1 million, respectively, to discontinued operations. For the thirteen and twenty-six weeks ended June 28, 2014, the Company allocated $0.5 million and $1.2 million, respectively, to discontinued operations.

Net income (loss) from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and twenty-six weeks ending June 29, 2013 and June 28, 2014 is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Dollars in thousands)	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
Net Sales	$112,010	$103,810	$228,419	$211,629

Income (loss) from discontinued operations, before income taxes:	$4,096	$(22,398)	$8,829	$(18,557)
Loss on disposal of operations, before income taxes:	—	(1,357)	—	(1,357)

Total income (loss) from discontinued operations before income taxes	4,096	(23,755)	8,829	(19,914)
Income taxes (benefit) on discontinued operations	2,214	(9,547)	4,139	(7,727)

Income (loss) from discontinued operations, net of tax	$1,882	$(14,208)	$4,690	$(12,187)

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the multi-employer pension plans in which the effected employees participate. The Company recorded a charge of $25.8 million during the second quarter of 2014, for the estimated multi-employer pension withdrawal liability related to the 18 Rainbow stores that were sold, which represents the Company’s best estimate absent the demand letters from the multi-employer plans. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future change will be recorded in the period when the change is identified. The Company expects the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. During the third quarter of 2014, the Company expects to record an additional charge of $22 to $26 million for the estimated withdrawal liability related to the remaining nine Rainbow stores that were closed in the third quarter.

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Twenty-six Weeks Ended
	June 29, 2013	June 28, 2014
Net cash provided by operating activities	$43,387	$16,557
Net cash used in investing activities	(22,185)	(42,414)
Net cash used in financing activities	(18,274)	(20,554)

Net increase (decrease) in cash and cash equivalents	$2,928	$(46,411)

Cash and cash equivalents at end of period	$75,817	$35,767

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $16.6 million for the twenty-six weeks ended June 28, 2014 compared to $43.4 million for the twenty-six weeks ended June 29, 2013. The decrease in cash provided by operating activities was due primarily to lower operating income.

Net Cash Used in Investing Activities. Net cash used in investing activities for the twenty-six weeks ended June 28, 2014 was $42.4 million compared to $22.2 million for the twenty-six weeks ended June 29, 2013. The increase is primarily due to higher capital expenditures from the remodeling of the Dominick’s stores acquired from Safeway during the fourth quarter of 2013. Total capital expenditures for Fiscal 2014, excluding acquisitions, are estimated to be approximately $90-$95 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the twenty-six weeks ended June 28, 2014 was $20.6 million compared to $18.3 million for the twenty-six weeks ended June 29, 2013. Net cash used in the twenty-six weeks ended June 28, 2014 primarily consisted of payments of debt and capital lease obligations of $519.2 million primarily to refinance our existing indebtedness and related financing costs of $5.6 million, offset somewhat by the net proceeds from our term loan of $450.8 million, net proceeds from our common stock offering of $19.3 million and net borrowings on our revolving credit facility of $35.0 million. Net cash used by financing activities in the twenty-six weeks ended June 29, 2013 consisted of dividends paid to shareholders in the amount of $10.9 million and payments of debt and capital lease obligations of $7.1 million.

Offering of Common Stock

On February 12, 2014, we completed a public offering of 10,170,989 shares of our common stock at a price of $7.00 per share, which included 2,948,113 shares sold by Roundy’s and 7,222,876 shares sold by existing shareholders. The Company received approximately $20.6 million in gross proceeds from the offering, or approximately $19.3 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds were used for general corporate purposes, including funding working capital and operating expenses as well as capital expenditures related to the eleven Dominick’s stores acquired from Safeway during the fourth quarter of 2013 in the Chicago Stores Acquisition.

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

The New Revolving Facility bears interest, at our option, at (i) adjusted LIBOR plus a margin of 1.50%-2.00% per annum or (ii) a base rate plus a margin of 0.50%—1.00% per annum. In either case, the margin is based on RSI’s utilization of the New Revolving Facility. In addition, there is a quarterly fee payable in an amount equal to either 0.25% or 0.375% per annum of the undrawn portion of the New Revolving Facility. We may use borrowings under the New Revolving Facility for ongoing working capital and general corporate purposes and any other use not prohibited by the credit agreement governing the New Revolving Facility. Borrowing availability under the New Revolving Facility at any time is based on the value of certain eligible inventory, accounts receivable and pharmacy prescription files and is subject to additional reserves and other adjustments.

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

The 2020 Notes are unconditionally guaranteed, jointly and severally, on a senior basis, by (i) RSI’s indirect parent company Roundy’s, Inc., (ii) RSI’s direct parent company Roundy’s Acquisition Corp. and (iii) each of RSI’s domestic restricted subsidiaries owned on the date of original issuance of the 2020 Notes, and are secured by a second priority security interest in substantially all of our and the Guarantors’ assets, which security interests rank junior to the security interests in such assets that secure our2014 Credit Facilities. The 2020 Notes and the guarantees thereof are secured by a second priority lien on substantially all the assets owned by RSI and the guarantors, subject to permitted liens and certain exceptions. These liens are junior in priority to the first-priority liens on the same collateral securing the 2014 Credit Facilities (as well as certain hedging and cash management obligations owed to lenders thereunder or their affiliates) and to certain other permitted liens under the indenture.

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

Non-GAAP Measures

We present Adjusted EBITDA, a non-GAAP measure, to provide investors with a supplemental measure of our operating performance. We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, costs incurred in connection with our IPO (or subsequent offerings of our Roundy’s common stock), loss on debt extinguishment, certain non-recurring or unusual employee and pension related costs, goodwill and asset impairment charges and Adjusted EBITDA from discontinued operations. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from net income from continuing operations to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

The following is a summary of the calculation of Adjusted EBITDA for the thirteen and twenty-six weeks ended June 29, 2013 and June 28, 2014 (in thousands):

	Thirteen Weeks Ended
	June 29, 2013			June 28, 2014
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net Income (loss)	$11,590	$1,882	$13,472	$(13,457)	$(14,208)	$(27,665)
Interest expense	10,465	1,003	11,468	13,586	507	14,093
Provision (benefit) for income taxes	6,100	2,214	8,314	(9,049)	(9,547)	(18,596)
Depreciation and amortization expense	14,899	1,513	16,412	16,770	636	17,406
LIFO charge (benefit)	170	—	170	(47)	—	(47)
Amortization of deferred financing costs	526	48	574	541	18	559
Non-cash stock compensation expense	762	—	762	1,213	—	1,213
Employee severance costs	—	—	—	1,167	—	1,167
Asset impairment charges	—	—	—	16,193	1,357	17,550
Multi-employer pension withdrawal charge	—	—	—	—	25,796	25,796
Loss on debt extinguishment	—	—	—	—	—	—

Adjusted EBITDA	$44,512	$6,660	$51,172	$26,917	$4,559	$31,476

	Twenty-six Weeks Ended
	June 29, 2013			June 28, 2014
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net Income (loss)	$17,429	$4,690	$22,119	$(19,995)	$(12,187)	$(32,182)
Interest expense	21,027	2,025	23,052	27,225	1,162	28,387
Provision (benefit) for income taxes	10,052	4,139	14,191	(14,428)	(7,727)	(22,155)
Depreciation and amortization expense	29,749	3,061	32,810	32,163	2,104	34,267
LIFO charge (benefit)	670	—	670	443	—	443
Amortization of deferred financing costs	1,050	97	1,147	1,137	46	1,183
Non-cash stock compensation expense	1,151	—	1,151	2,074	—	2,074
Employee severance costs	—	—	—	1,167	—	1,167
Asset impairment charges	—	—	—	16,193	1,357	17,550
Multi-employer pension withdrawal charge	—	—	—	—	25,796	25,796
Loss on debt extinguishment	—	—	—	8,649	399	9,048

Adjusted EBITDA	$81,128	$14,012	$95,140	$54,628	$10,950	$65,578

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of June 28, 2014, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended June 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Results of Operations and Financial Condition.

On August 6, 2014, the Company issued a press release announcing financial information for its second quarter ended June 28, 2014. A copy of the press release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 31 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/S/ ROBERT A. MARIANO
Robert A. Mariano
Chairman, President and Chief Executive Officer and Director

Date: August 6, 2014

By:	/S/ DARREN W. KARST
Darren W. Karst
Executive Vice President, Chief Financial Officer and Assistant Secretary

Date: August 6, 2014

Exhibit Index

Exhibit Number	Description

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Press Release dated August 6, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document