Form 10-Q
period 2014-09-27
Roundy's, Inc.
filed 2014-11-05
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of October 30, 2014, there were 49,336,894 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen and thirty-nine week periods ended September 27, 2014

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
Net Sales	$836,557	$973,808	$2,499,899	$2,779,404
Costs and Expenses:
Cost of sales	623,158	715,582	1,842,788	2,041,721
Operating and administrative	197,739	248,418	590,066	705,667
Goodwill impairment charge	—	280,014	—	280,014
Asset impairment charge	—	—	—	5,050
Interest:
Interest expense, net	9,993	13,277	29,817	39,618
Amortization of deferred financing costs	526	555	1,557	1,687
Loss on debt extinguishment	—	—	—	8,576

	831,416	1,257,846	2,464,228	3,082,333

Income (Loss) from Continuing Operations before Income Taxes	5,141	(284,038)	35,671	(302,929)
Provision (Benefit) for Income Taxes	1,964	(34,130)	13,055	(42,570)

Net Income (Loss) from Continuing Operations	3,177	(249,908)	22,616	(260,359)
Net Income (Loss) from Discontinued Operations, Net of Tax	590	(33,913)	3,270	(55,644)

Net Income (Loss)	$3,767	$(283,821)	$25,886	$(316,003)

Basic net earnings (loss) per common share:
Continuing operations	$0.07	$(5.19)	$0.50	$(5.47)
Discontinued operations	$0.01	$(0.70)	$0.07	$(1.17)
Diluted net earnings (loss) per common share:
Continuing operations	$0.07	$(5.19)	$0.50	$(5.47)
Discontinued operations	$0.01	$(0.70)	$0.07	$(1.17)
Weighted average number of common shares outstanding:
Basic	44,971	48,167	44,940	47,590
Diluted	45,352	48,167	45,157	47,590
Dividends declared per share	$0.12	$—	$0.36	$—
Comprehensive Income (Loss)	$4,651	$(283,294)	$28,089	$(314,879)

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 28, 2013	September 27, 2014
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$78,214	$46,935
Notes and accounts receivable, less allowance for losses	36,700	37,246
Merchandise inventories	268,281	298,645
Prepaid expenses	9,219	7,476
Income taxes receivable	1,704	4,199
Deferred income taxes	13,838	15,086
Current assets of discontinued operations	40,590	575

Total current assets	448,546	410,162

Property and Equipment, net	301,926	321,592
Other Assets:
Other assets—net	59,846	60,382
Long-term assets of discontinued operations	73,698	—
Goodwill	577,537	297,523

Total other assets	711,081	357,905

Total assets	$1,461,553	$1,089,659

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$221,013	$226,495
Accrued wages and benefits	31,240	36,447
Other accrued expenses	42,541	57,639
Current maturities of long-term debt and capital lease obligations	1,322	6,030
Income taxes	615	—
Current liabilities of discontinued operations	45,694	11,783

Total current liabilities	342,425	338,394

Long-term Debt and Capital Lease Obligations	717,997	650,436
Deferred Income Taxes	76,285	21,743
Other Liabilities	70,248	66,018
Long-term Liabilities of Discontinued Operations	28,171	79,860

Total liabilities	1,235,126	1,156,451

Commitments and Contingencies
Shareholders’ Equity:
Preferred Stock (5,000 shares authorized at 12/28/13 and 9/27/14, respectively, $0.01 par value, 0 shares at 12/28/13 and 9/27/14, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 46,777 shares and 49,337 shares at 12/28/13 and 9/27/14, respectively, issued and outstanding)	468	493
Additional paid-in-capital	116,874	138,994
Retained earnings (accumulated deficit)	137,545	(178,943)
Accumulated other comprehensive loss	(28,460)	(27,336)

Total shareholders’ equity (deficit)	226,427	(66,792)

Total liabilities and shareholders’ equity	$1,461,553	$1,089,659

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 28, 2013	September 27, 2014
Cash Flows From Operating Activities:
Net income (loss)	$25,886	$(316,003)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Goodwill impairment charge	—	280,014
Asset impairment charges	—	16,193
Multi-employer pension withdrawal charge	—	49,697
Depreciation of property and equipment and amortization of intangible assets	48,794	51,536
Amortization of deferred financing costs	1,720	1,738
Gain on sale of discontinued operations	—	(1,654)
Loss on sale of property and equipment	126	272
LIFO charge (benefit)	900	(4,073)
Deferred income taxes	(771)	(61,483)
Loss on debt extinguishment	—	9,048
Amortization of debt discount	1,113	1,788
Stock-based compensation expense	1,975	2,845
Changes in operating assets and liabilities:
Notes and accounts receivable	(5,354)	1,557
Merchandise inventories	(1,717)	(4,665)
Prepaid expenses	1,080	164
Other assets	168	(2,729)
Accounts payable	(14,178)	(25,323)
Accrued expenses and other liabilities	3,376	23,646
Income taxes	(162)	(6,088)

Net cash flows provided by operating activities (1)	62,956	16,480

Cash Flows From Investing Activities:
Capital expenditures	(34,014)	(71,460)
Proceeds from sale of Rainbow Store Sale	—	76,907
Proceeds from sale of property and equipment	518	569

Net cash flows (used in) provided by investing activities (1)	(33,496)	6,016

Cash Flows From Financing Activities:
Dividends paid to common shareholders	(16,279)	(150)
Payments of withholding taxes for vesting of restricted stock shares	(390)	(719)
Borrowings on revolving credit facility	30,000	423,250
Payments made on revolving credit facility	(30,000)	(423,250)
Proceeds from long-term borrowings	—	450,800
Payments of debt and capital lease obligations	(8,126)	(521,344)
Issuance of common stock, net of issuance costs	—	19,302
Debt issuance and refinancing fees and related expenses	—	(5,628)

Net cash flows used in financing activities (1)	(24,795)	(57,739)

Net increase (decrease) in Cash and Cash Equivalents	4,665	(35,243)
Cash and Cash Equivalents, Beginning of Period (2)	72,889	82,178

Cash and Cash Equivalents, End of Period (2)	$77,554	$46,935

Supplemental Cash Flow Information:
Cash paid for interest	$30,237	$37,964
Cash paid for income taxes	17,553	2,459

(1)	Includes activities from continuing operations and discontinued operations.
(2)	Includes cash and cash equivalents included in assets of discontinued operations.

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

The accompanying unaudited consolidated financial statements as of September 27, 2014, and for the thirteen and thirty-nine weeks ended September 28, 2013 and September 27, 2014 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2014 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 3, 2015.

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

In May 2014, the FASB issues ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective on a prospective basis for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has chosen to not adopt ASU 2014-08 early for the Rainbow Store Sale transaction and the closure of the remaining nine Rainbow stores, and as such, the Company expects this standard will not have a material impact on its consolidated financial statements.

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

4. ACQUISITION

On December 20, 2013, the Company acquired eleven Dominick’s stores from Safeway in a $36 million cash transaction (the “Chicago Stores Acquisition”). As a result of the transaction, the Company assumed the operating leases for ten of the stores and a capital lease liability for one store. As of September 27, 2014, the Company has re-opened ten of these stores under the Company’s Mariano’s banner and the Company expects that the additional store will be converted to the Mariano’s banner and will open during the fourth quarter of Fiscal 2014. The transaction enables the Company to expand its presence in the Chicago market and accelerate the number of Mariano’s locations, the Company’s growth banner. The Company paid an amount in excess of the fair value of the assets acquired and recorded goodwill of approximately $4.3 million. The amount of goodwill recorded in connection with the transaction is deductible for tax purposes over a 15-year period.

The transaction was accounted for as a business combination under Accounting Standards Codification 805. As such, the purchase price was allocated based on a fair value appraisal by a third party valuation firm. The fair value calculations of property under capital lease and the favorable lease rights were based on estimated market rents for those leased properties, which the Company considers to be Level 2 within the fair value hierarchy. The fair value calculations of the customer lists were based on the estimated profitability of the sales associated with the acquired customers. The fair value calculations of the equipment and leasehold improvements were based on the estimated replacement cost. The Company considers the inputs used in the fair value calculations of the equipment, leasehold improvements and customer lists to be Level 3 within the fair value hierarchy.

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

During the third quarter of 2014, the Company recognized a net of tax loss of $0.3 million related to the write-off of certain Dominick’s equipment which the Company did not deploy.

5. DISCONTINUED OPERATIONS

During the second quarter of 2014, the Company entered into definitive agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers (“Buyers”), including SUPERVALU INC. (“Rainbow Store Sale”). The aggregate sale price for the 18 Rainbow stores was $65 million in cash plus the proceeds from inventory that was sold to the Buyers at the closing of the Rainbow Store Sale. The total proceeds received from the Rainbow Store Sale were $76.9 million. In addition, as part of the transaction, the Buyers assumed the lease obligations and certain multi-employer pension liabilities related to the acquired stores.

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

In addition, during the second quarter of 2014, the Company announced its intention to exit the Minneapolis / St. Paul market entirely. The remaining nine Rainbow stores not included in the Rainbow Store Sale were closed during the third quarter of 2014. During the second quarter of 2014, the Company evaluated the future cash flows expected from this long-lived asset group and recorded a non-cash impairment charge of $11.1 million related to the assets of the nine Rainbow stores that were closed. There was no further impairment recorded during the third quarter of 2014.

The 27 Rainbow stores that were either included in the Rainbow Store Sale or closed during the third quarter of 2014 are included in discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ending September 27, 2014. The remaining assets and liabilities of the 27 Rainbow stores are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of September 27, 2014. The Consolidated Balance Sheet as of December 28, 2013 and the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ending September 28, 2013, have been reclassified to conform with the current year presentation.

The Company has included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs) for the 27 Rainbow stores within net income (loss) from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of each quarter to the net assets of the total Company. For the thirteen and thirty-nine weeks ended September 28, 2013, the Company allocated $1.5 million and $4.8 million of interest, respectively, to discontinued operations. For the thirteen and thirty-nine weeks ended September 27, 2014, the Company allocated $0.6 million and $3.2 million of interest, respectively, to discontinued operations.

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the multi-employer pension plans in which the effected employees participate. The Company recorded a charge of $25.8 million during the second quarter of 2014, for the estimated multi-employer pension withdrawal liability related to the 18 Rainbow stores that were sold, which represents the Company’s best estimate absent demand letters from the multi-employer plans. During the third quarter of 2014, the Company determined that the liability was probable and recorded a charge of $23.9 million for the estimated multi-employer pension withdrawal liability related to the remaining nine Rainbow stores that were closed in the third quarter. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. The Company expects the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate. The Company has not made any payments for the withdrawal liability during the thirteen and thirty-nine weeks ended September 27, 2014. The liability for the estimated multi-employer pension withdrawal is included within other liabilities in the liabilities of discontinued operations as presented below.

The Company also recorded a $10.0 million closed facility charge during the third quarter of 2014 related principally to the lease agreements for the nine closed store locations. In addition, the Company incurred severance expense of approximately $2.2 million to the employees of the Rainbow stores that were sold or closed during the third quarter of 2014.

During the second quarter of 2014, the Company recorded a $1.4 million charge to adjust the carrying value of certain inventories at the 18 Rainbow stores to the expected purchase price from the Buyers. No such charges were recorded during the third quarter of 2014. The finalization of the Rainbow Store Sale resulted in an overall gain of $1.7 million for the thirty-nine weeks ended September 27, 2014.

Net income (loss) from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ending September 28, 2013 and September 27, 2014 is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
Net Sales	$147,605	$18,611	$448,094	$290,986

Income (loss) from discontinued operations, before income taxes:	$1,055	$(45,751)	$6,835	$(79,840)
Gain on disposal of operations, before income taxes:	—	3,010	—	1,654

Total income (loss) from discontinued operations before income taxes	1,055	(42,741)	6,835	(78,186)
Income taxes (benefit) on discontinued operations	465	(8,828)	3,565	(22,542)

Income (loss) from discontinued operations, net of tax	$590	$(33,913)	$3,270	$(55,644)

The Consolidated Balance Sheet as of December 28, 2013 has been reclassified to reflect assets and liabilities of discontinued operations. The assets and liabilities of discontinued operations as of December 28, 2013 and September 27, 2014 include the following:

	December 28, 2013	September 27, 2014
Assets of discontinued operations:
Cash and cash equivalents	$3,964	$—
Notes and accounts receivable	2,137	35
Merchandise inventories	33,841	—
Prepaid expenses	648	—
Property and equipment, net	41,049	540
Goodwill	32,649	—

Total assets of discontinued operations	$114,288	$575

Current assets of discontinued operations	$40,590	$575
Long-term assets of discontinued operations	$73,698	$—
Liabilities of discontinued operations:
Accounts payable	$30,572	$—
Accrued wages and benefits	7,412	—
Other accrued expenses	4,292	9,342
Current maturities of capital lease obligations	3,418	2,441
Long-term capital lease obligations	19,728	14,456
Other liabilities	8,443	65,404

Total liabilities of discontinued operations	$73,865	$91,643

Current liabilities of discontinued operations	$45,694	$11,783
Long-term liabilities of discontinued operations	$28,171	$79,860

6. STEVENS POINT

On July 1, 2014 the Company announced the closure of its Stevens Point Distribution Center (“Stevens Point Warehouse”). The Stevens Point Warehouse was closed in the third quarter of 2014 and is currently being marketed for sale.

As a result of these actions, the Company evaluated the recoverability of this long-lived asset group and recorded a non-cash impairment charge of $5.1 million for the assets at the Stevens Point Warehouse during the second quarter of 2014. The fair value of the long-lived asset group was calculated using level 2 market data inputs.

The Company consolidated its supply chain operations previously performed at the Stevens Point Warehouse into its Oconomowoc warehouse during the third quarter of 2014.

Given the timing and nature of the expected sale of the Stevens Point Warehouse, the criteria required to be considered held for sale as of September 27, 2014 were not met, and as such, the assets of the Stevens Point Warehouse are not classified as held for sale in the Company’s Consolidated Balance Sheet as of September 27, 2014.

The Company recorded severance and other one-time charges of $1.8 million related to the closure of the Stevens Point Warehouse during the third quarter of 2014. Other one-time charges included costs to transfer inventory and equipment from the Stevens Point Warehouse to the Oconomowoc warehouse, as well as miscellaneous expenses required to prepare the Steven’s Point Warehouse for sale.

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

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements as of September 27, 2014, which is an interest rate derivative liability of $0.7 million, compared to a liability of $0.4 million as of December 28, 2013. Interest rate derivatives are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable and accounts payable approximated fair value as of September 27, 2014. Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $28.2 million and $22.5 million, as of December 28, 2013 and September 27, 2014, respectively. Included in the fair value of capital lease obligations is $16.0 million and $11.7 million as of December 28, 2013 and September 27, 2014, respectively, related to the capital lease obligations for the nine Rainbow stores that were closed during the third quarter of 2014 and are included in liabilities of discontinued operations on the Consolidated Balance Sheet. Based on recent open market transactions of the Company’s term loan and the 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”), the fair value of long-term debt, including current maturities, is approximately $732.7 million and $624.6 million as of December 28, 2013 and September 27, 2014, respectively. The Company considers the fair value of the capital leases, term loan and 2020 Notes to be Level 2 within the fair value hierarchy. The determination of fair value of certain tangible and intangible assets for purposes as discussed in Note 9 was based on Level 3 inputs.

8. INVENTORIES

The Company uses the LIFO method of valuation for a portion of its inventories. If the FIFO method had been used, inventories would have been approximately $24.4 million higher on December 28, 2013 and $20.4 million higher on September 27, 2014. During the third quarter of 2014, the Company recognized a benefit of $5.2 million ($3.1 million, net of income tax) for the reduction of the Company’s LIFO reserve due to the disposition of inventory as a result of the closure of the Stevens Point Warehouse.

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

9. GOODWILL

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The carrying value of goodwill is evaluated for impairment annually on the first day of the third quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

We have determined that the Company has two financial reporting units. The two financial reporting units identified by the Company are related to the Company’s core business in Wisconsin comprised of the Pick ’n Save, Copps, Metro Market banners and the Company’s Mariano’s business in Illinois.

The fair value of our financial reporting units is determined by using an income approach based on the discounted cash flows of the reporting unit and a market approach based on comparable market values of the reporting unit, which are considered Level 3 inputs. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If the fair value of the reporting unit is less than its carrying amount, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying amount of goodwill over the implied fair value.

During the third quarter of fiscal 2014, our market capitalization experienced a significant decline. As a result, management believed that there were circumstances evident which indicated that the fair value of our reporting units could be below their carrying amounts. With the assistance of a third party valuation firm, we completed the first step of the impairment evaluation process in comparing the fair value of our reporting units to their carrying value. At that time the carrying value exceeded the fair value of our financial reporting units and therefore, the Company completed the second step of the impairment evaluation. The second step calculates the implied fair value of the goodwill, which is compared to the carrying value of goodwill. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the financial reporting units at the hypothetical fair value, assuming the financial reporting units had been acquired in a business combination. The excess fair value of the financial reporting unit over the fair value of their identifiable assets and liabilities is the implied fair value of the goodwill. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of the goodwill exceeded the implied fair value of goodwill, which resulted in a non-cash, pre-tax impairment charge of $280.0 million ($247.1 million, net of income taxes) during the third quarter of 2014.

The testing for impairment of goodwill requires the extensive use of management judgment and financial estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

A summary of changes in the Company’s goodwill during the thirty-nine weeks ended September 27, 2014 is as follows (in thousands):

Balance at December 28, 2013:
Goodwill	$730,986
Accumulated impairment losses	(120,800)

Net Goodwill at December 28, 2013	610,186
Activity during the year:
Goodwill allocated to Rainbow Store Sale	$(32,649)
Goodwill impairment loss	(280,014)

Goodwill as of September 27, 2014	297,523
Adjusted balance at September 27, 2014:
Goodwill	698,337
Accumulated impairment losses	(400,814)

Balance at September 27, 2014:	$297,523

10. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 28, 2013	September 27, 2014
Term Loan	$516,875	$458,850
Second Lien Notes	200,000	200,000
Revolving Credit Facility	—	—
Capital Lease Obligations, 7.6% to 10%, due 2014 to 2031	12,958	12,143
Other long-term debt	1,255	1,095

	731,088	672,088
Less: Unamortized discount on Term Loan	5,793	10,288
Less: Unamortized discount on Second Lien Notes	5,976	5,334
Less: Current maturities	1,322	6,030

Long-term debt, net of current maturities	$717,997	$650,436

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

The New Revolving Facility bears interest, at the Company’s option, at (i) adjusted LIBOR plus a margin of 1.50% – 2.00% per annum or (ii) base rate plus a margin of 0.50% – 1.00% per annum. In either case, the margin is based on RSI’s utilization of the New Revolving Facility. In addition, there is a quarterly fee payable in an amount equal to either 0.25% or 0.375% per annum of the undrawn portion of the New Revolving Facility. The Company may use borrowings under the New Revolving Facility for ongoing working capital and general corporate purposes and any other use not prohibited by the revolving credit agreement. Borrowing availability under the New Revolving Facility at any time is based on the value of certain eligible inventory, accounts receivable and pharmacy prescription files and is subject to additional reserves and other adjustments.

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

At September 27, 2014, the Company was in compliance with all covenants relating to its indebtedness.

As of September 27, 2014, there were outstanding letters of credit, totaling $29.6 million under the New Revolving Facility, which reduce borrowing availability.

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

As of September 27, 2014, the Company has recorded $0.7 million in other liabilities in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of September 27, 2014, the Company has $0.4 million in accumulated other comprehensive loss recorded on the Company’s Consolidated Balance Sheet, which represents a loss on the effective portion of the Swap, net of tax, on that date. The Company does not expect the amount of losses that will be reclassified into earnings over the next twelve months to be material. The fair value of the Swap as of December 28, 2013 was a liability of $0.4 million.

On March 3, 2014, the Company completed the 2014 Refinancing. Due to a change in certain of the critical terms of the New Term Facility, specifically the change in the interest rate floor, a certain portion of the Swap was deemed ineffective for the thirty-nine weeks ended September 27, 2014. The amount is considered immaterial.

During the thirteen and thirty-nine weeks ended September 27, 2014 there were no amounts reclassified into current period earnings.

12. EMPLOYEE BENEFIT PLANS

Net pension income in the thirteen and thirty-nine weeks ended September 28, 2013 and September 27, 2014 included the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	1,839	2,234	5,517	6,315
Expected return on plan assets	(3,287)	(3,563)	(9,861)	(10,690)
Amortization of net actuarial loss	1,099	870	3,297	2,084

Net pension income from continuing operations	$(349)	$(459)	$(1,047)	$(2,291)

As of September 27, 2014, the Company had a letter of credit posted in favor of the Pension Benefit Guaranty Corporation in the amount of $10 million.

The Company expects its pension plan contributions for the year ending January 3, 2015 to be approximately $0.8 million.

13. INCOME TAXES

The Company’s effective tax rate for continuing operations for the thirteen weeks ended September 27, 2014 is a tax benefit of (12.0%). The Company’s effective tax rate for continuing operations for the thirty-nine weeks ended September 27, 2014 was a tax benefit of (14.1%). The provision for income taxes and effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2014 reflects the impact of the goodwill impairment charge recorded during the third quarter of 2014, the majority of which is non-deductible for tax purposes.

The Company’s effective tax rate for continuing operations for the thirteen and thirty-nine weeks ended September 28, 2013 was 38.2% and 36.6%, respectively.

As a result of the goodwill impairment recorded during the third quarter of 2014, the Company evaluated if it would have sufficient taxable income to utilize existing deferred tax assets. The Company evaluated available positive and negative evidence to make this evaluation. As a result of the goodwill impairment recorded in the third quarter of 2014, the company is in a three year cumulative book loss, which is considered negative evidence. As a result, the Company evaluated the projected taxable income to determine if its deferred tax asset will be realized within the filing of future income tax returns.

This evaluation resulted in the Company recording a $1.2 million valuation allowance related to certain federal income tax credits that are no longer considered probable of being fully utilized prior to expiration. Of this amount, $1.0 million is included in the provision for income taxes from continuing operations. The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the credit carryforward period differ from the estimates utilized in the analysis performed during the third quarter of 2014.

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

The Company contributes to one multi-employer pension plan based on obligations arising from its collective bargaining agreement covering certain supply chain employees. This plan is underfunded as of September 27, 2014. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plans.

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

As discussed in Note 5, as a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the three multi-employer pension plans in which the effected employees participate.

In connection with the exit or sale of its independent distribution business and the Rainbow Store Sale, the Company has assigned leases and subleases for retail stores which expire at various dates through 2033. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $57.0 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During the thirteen and thirty-nine weeks ended September 28, 2013, the entire amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans. During the thirteen and thirty-nine weeks ended September 27, 2014, the amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans and the net fair value of derivatives. During the thirteen and thirty-nine weeks ended September 28, 2013 and September 27, 2014, pension income is included within operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). During the thirteen and thirty-nine weeks ended September 27, 2014, there was no impact on net income (loss) from the Company’s derivatives.

The change in accumulated other comprehensive loss by component for the thirteen weeks ended September 28, 2013 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at June 29, 2013	$—	$(45,641)	$(45,641)

Other comprehensive income before reclassifications	375	—	375
Income tax expense	(150)	—	(150)

Net other comprehensive loss before reclassifications	225	—	225
Reclassifications:
Actuarial loss	—	1,099	1,099

Total reclassifications before taxes	—	1,099	1,099
Income tax benefit	—	(440)	(440)

Net amounts reclassified from accumulated comprehensive income	—	659	659

Other comprehensive income	225	659	884

Balance at September 28, 2013	$225	$(44,982)	$(44,757)

The change in accumulated other comprehensive loss by component for the thirty-nine weeks ended September 28, 2013 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 29, 2012	$—	$(46,960)	$(46,960)

Other comprehensive income before reclassifications	375	—	375
Income tax expense	(150)	—	(150)

Net other comprehensive loss before reclassifications	225	—	225
Reclassifications:
Actuarial loss	—	3,297	3,297

Total reclassifications before taxes	—	3,297	3,297
Income tax benefit	—	(1,319)	(1,319)

Net amounts reclassified from accumulated comprehensive income	—	1,978	1,978

Other comprehensive income	225	1,978	2,203

Balance at September 28, 2013	$225	$(44,982)	$(44,757)

The change in accumulated other comprehensive loss by component for the thirteen weeks ended September 27, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at June 28, 2014	$(395)	$(27,468)	$(27,863)

Other comprehensive income before reclassifications	8	—	8
Income tax expense	(3)	—	(3)

Net other comprehensive loss before reclassifications	5	—	5
Reclassifications:
Actuarial loss	—	870	870

Total reclassifications before taxes	—	870	870
Income tax benefit	—	(348)	(348)

Net amounts reclassified from accumulated comprehensive income	—	522	522

Other comprehensive (loss) income	5	522	527

Balance at September 27, 2014	$(390)	$(26,946)	$(27,336)

The change in accumulated other comprehensive loss by component for the thirty-nine weeks ended September 27, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

Other comprehensive loss before reclassifications	(211)	—	(211)
Income tax benefit	85	—	85

Net other comprehensive loss before reclassifications	(126)	—	(126)
Reclassifications:
Actuarial loss	—	2,084	2,084

Total reclassifications before taxes	—	2,084	2,084
Income tax benefit	—	(834)	(834)

Net amounts reclassified from accumulated comprehensive income	—	1,250	1,250

Other comprehensive (loss) income	(126)	1,250	1,124

Balance at September 27, 2014	$(390)	$(26,946)	$(27,336)

16. EARNINGS PER SHARE

The Company had one class of common stock as of September 27, 2014.

For the thirteen weeks ended September 28, 2013, there were no equity awards excluded from the calculation of earnings per share. For the thirty-nine weeks ended September 28, 2013 there were equity awards outstanding of approximately 6,370 respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share. For the thirteen and thirty-nine weeks ended September 27, 2014, there were restricted shares outstanding of approximately 268,335 and 305,102 shares, respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share.

As of September 27, 2014, there were 1,041,337 contingently issuable shares excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
Net earnings (loss) per common share—basic:
Net Income (Loss) from continuing operations	$3,177	$(249,908)	$22,616	$(260,359)
Net Income (Loss) from discontinued operations	590	(33,913)	3,270	(55,644)

Net Income (Loss)	$3,767	$(283,821)	$25,886	$(316,003)

Basic weighted average common shares outstanding	44,971	48,167	44,940	47,590
Net earnings (loss) per common share from continuing operations- basic	$0.07	$(5.19)	$0.50	$(5.47)

Net earnings (loss) per common share from discontinued operations- basic	$0.01	$(0.70)	$0.07	$(1.17)

Net earnings (loss) per common share—diluted:
Weighted-average shares outstanding	44,971	48,167	44,940	47,590
Effect of dilutive securities—nonvested restricted stock shares and restricted stock units	381	—	217	—

Weighted-average shares and potential dilutive shares outstanding	45,352	48,167	45,157	47,590

Net earnings (loss) per common share from continuing operations—diluted	$0.07	$(5.19)	$0.50	$(5.47)

Net earnings (loss) per common share from discontinued operations—diluted	$0.01	$(0.70)	$0.07	$(1.17)

17. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (“Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of September 27, 2014 there were 2,902,631 remaining shares available for issuance, which assumes that all of the 2014 restricted stock unit grants discussed below vest at the maximum amount.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.8 million and $2.8 million for the thirteen and thirty-nine weeks ended September 27, 2014, respectively, compared to $0.8 million and $2.0 million for the thirteen and thirty-nine weeks ended September 28, 2013, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company paid no dividends on restricted stock shares during the thirteen weeks ended September 27, 2014 and $0.2 million of dividends on restricted stock shares that vested during the thirty-nine weeks ended September 27, 2014, compared to no dividends and $0.1 million of dividends on restricted stock during the thirteen and thirty-nine weeks ended September 28, 2013.

The Company has granted restricted stock to certain employees, as well as to non-employee directors, under the Plan. The service-based restricted stock that was granted to employees in 2012 vests over five years. The service-based restricted stock granted to non-employee directors in 2012, 2013 and 2014 vests over one year.

During the second quarter of 2013, the Company granted 770,366 shares of restricted stock that will vest upon the achievement of certain market performance metrics (the “2013 Market Awards”) and 452,725 shares of stock (the “2013 Time-Based Awards”) that will vest based upon the passage of time, in each case to certain employees and non-employee directors under the Plan. The 2013 Time-Based restricted stock vests ratably over three years for employees from the date of the grant. The 2013 Market Awards will vest after three years if certain specified market conditions are met. The market-based condition is a comparison of the total shareholder return (“TSR”) of the Company’s stock with the TSR of its peer group over the corresponding three year period as determined by the Compensation Committee of the Company’s Board of Directors. These 2013 Market Awards also include a modifier based on the performance of the Company’s operating income as compared to its peer group. The number of shares ultimately vesting will be determined based on the TSR metric and operating income results at the conclusion of the third year. The fair value of the 2013 Market Awards was determined to be $3.02, which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility since the IPO and the peer group average volatility for the 1.5 year period prior to the Company’s IPO and a 2.7 year risk-free interest rate of 0.33%. The fair value of the 2013 Time-Based Awards was determined based on the stock price as of the date of the grant.

The unvested restricted shares granted under the Plan generally have all the rights of a stockholder, including the right to receive dividends and the right to vote the shares. All of the unvested restricted stock vests upon certain changes of control of the Company.

The change in the number of restricted stock shares outstanding consisted of the following:

	Restricted Shares Outstanding (in thousands)	Weighted-average grant-date fair value per share
Outstanding, December 28, 2013	1,800	$5.78
Granted	—	—
Vested	(338)	7.53
Cancelled or Expired	(293)	5.42

Outstanding, September 27, 2014	1,169	5.36

During the first quarter of 2014, the Company granted 990,540 restricted stock units that will convert to common stock upon vesting. Of the total units granted, 543,180 units will vest based upon the passage of time (the “2014 Time-Based Awards”), 212,175 units (with a maximum of 424,350 shares of common stock issuable) will vest based upon certain market performance metrics related to TSR (the “2014 Market Awards”) and 235,185 units (with a maximum of 470,370 shares of common stock issuable) will vest based upon certain operating income performance metrics (the “2014 Performance Awards”). The 2014 Time-Based Awards vest over three years for employees and one year for non-employee directors. The 2014 Market Awards will vest after three years if certain specified market conditions are met based on the TSR performance of the Company as compared to a peer group. The number of 2014 Market Awards that will ultimately convert from units to shares will be determined based on the TSR metric at the conclusion of the third year and could be up to 200% of the number of units originally granted. The 2014 Performance Awards will vest after three years if certain operating income performance metrics of the Company are met during Fiscal 2014. The number of 2014 Performance Awards that will ultimately convert from units to shares will be determined based on the operating income performance metrics during Fiscal 2014 and vest at the conclusion of the third year and could be up to 200% of the number of units originally granted. The fair value of the 2014 Market Awards was determined to be $6.85 per unit (or $3.43 per share for the maximum 424,350 shares of common stock issuable), which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility over the 2.1 years following the IPO and the peer group average volatility for the 0.7 year period prior to the IPO and a 2.8 year risk-free interest rate of 0.82%. The fair value of the 2014 Time-Based and 2014 Performance Awards was determined based on the stock price as of the date of the grant.

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Units Outstanding (in thousands) (1)	Weighted-average grant-date fair value per unit
Outstanding, December 28, 2013	—	$—
Granted	991	6.44
Vested	—	—
Cancelled or Expired	(167)	6.46

Outstanding, September 27, 2014	824	6.44

(1)	Represents the number of restricted units granted. For the 2014 Market Awards and the 2014 Performance Awards, actual shares issued could be up to 200% of the units granted.

18. BUSINESS SEGMENTS

The Company has determined that it has one reportable segment. The Company’s revenues are derived predominantly from the sale of food and non-food products at its stores. Non-perishable categories consist of traditional grocery, frozen and dairy products. Perishable food categories include meat, seafood, produce, deli, bakery and floral. Non-food categories include general merchandise, health and beauty supplies, pharmacy, alcohol and tobacco. The following is a summary of the percentage of sales from continuing operations of non-perishable, perishable, and non-food items for the thirteen and thirty-nine weeks ended September 28, 2013 and September 27, 2014:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
Non-Perishable Food	46.4%	43.5%	47.0%	44.4%
Perishable Food	35.8%	38.8%	35.6%	38.2%
Non-Food	17.8%	17.7%	17.4%	17.4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain founded in 1872. As of September 27, 2014, we operated 149 grocery stores in Wisconsin and Illinois under the Pick ’n Save, Copps, Metro Market and Mariano’s retail banners, which are served by our two distribution centers and our food processing and preparation commissary. The following table represents our store network as of the end of each of the periods below:

	12/28/2013	3/29/2014	6/28/2014	9/27/2014
Pick ’n Save	93	93	93	93
Copps	25	25	25	25
Mariano’s	13	18	24	27
Metro Market	3	3	4	4
Rainbow	29	27	27	—

Total Company-owned stores	163	166	173	149

In this section, we refer to the thirteen weeks ended September 27, 2014 as the “third quarter 2014” and we refer to the thirteen weeks ended September 28, 2013 as the “third quarter 2013.”

For the third quarter 2014, net sales from continuing operations were $973.8 million, compared to net sales from continuing operations of $836.6 million for the third quarter 2013. The increase in net sales was primarily due to the impact of new stores, partially offset by a decrease in same stores sales.

Net loss per basic and diluted share from continuing operations was $5.19 for the third quarter 2014, compared to earnings per basic and diluted share of $0.07 in the third quarter 2013. Results for the third quarter 2014 included a goodwill impairment charge of approximately $280.0 million ($247.1 million, net of income tax), severance and other one-time costs related to the closure of the Stevens Point Warehouse of approximately $1.8 million ($1.1 million, net of income tax), a $1.0 million valuation allowance for deferred income taxes, losses on the disposition of obsolete assets acquired in the acquisition of the Dominick’s stores of $0.5 million ($0.3 million, net of income tax ), other employee severance costs of $0.1 million ($0.1 million, net of income tax) and a benefit of $5.2 million ($3.1 million, net of income tax) related to the reduction in the LIFO reserve due to the disposition of inventory as a result of the closure of the Stevens Point Warehouse.

For the thirty-nine weeks ending September 27, 2014, net loss per basic and diluted share from continuing operations was $5.47, compared to earnings per basic and diluted share of $0.50 for the thirty-nine weeks ending September 28, 2013. Results for the thirty-nine weeks ending September 27, 2014 included a goodwill impairment charge of approximately $280.0 million ($247.1 million, net of income tax), an asset impairment charge of approximately $5.1 million ($3.0 million, net of income tax), severance and other one-time costs of approximately $1.8 million ($1.1 million, net of income tax) related to the closure of the Stevens Point Warehouse, a $1.0 million valuation allowance for deferred income taxes, losses on the disposition of obsolete assets acquired in the acquisition of the Dominick’s stores of $0.5 million ($0.3 million, net of income tax), employee severance costs of $1.2 million ($0.8 million, net of income tax), a loss on debt extinguishment of approximately $8.6 million ($4.7 million, net of income tax) incurred in connection with the debt refinancing in March 2014 and a benefit of $5.2 million ($3.1 million, net of income tax) related to the reduction in the LIFO reserve due to the disposition of inventory as a result of the closure of the Stevens Point Warehouse.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market. In the fourth quarter of 2013, we completed a transaction with Safeway, Inc. to acquire 11 Dominick’s stores in the Chicago area (the “Chicago Stores Acquisition”). During the third quarter of 2014, we opened two of those stores as Mariano’s, and opened one additional Mariano’s store in the Chicago market. As of September 27, 2014, we had 27 stores open in the Chicago market.

Unless otherwise noted, the disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations related to our continuing operations.

RESULTS OF CONTINUING OPERATIONS

(Dollars in thousands)	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 28, 2013		September 27, 2014		September 28, 2013		September 27, 2014
Net Sales	$836,557	100.0%	$973,808	100.0%	$2,499,899	100.0%	$2,779,404	100.0%
Costs and Expenses:
Cost of sales	623,158	74.5	715,582	73.5	1,842,788	73.7	2,041,721	73.5
Operating and administrative	197,739	23.6	248,418	25.5	590,066	23.6	705,667	25.4
Goodwill impairment charge	—	—	280,014	28.8	—	—	280,014	10.1
Asset impairment charge	—	—	—	—	—	—	5,050	0.2
Interest expense (including amortization of deferred financing costs)	10,519	1.3	13,832	1.4	31,374	1.3	41,305	1.5
Loss on debt extinguishment	—	—	—	—	—	—	8,576	0.3

	831,416	99.4	1,257,846	129.2	2,464,228	98.6	3,082,333	110.9

Income (Loss) from Continuing Operations before Income Taxes	5,141	0.6	(284,038)	-29.2	35,671	1.4	(302,929)	-10.9
Provision (Benefit) for Income Taxes	1,964	0.2	(34,130)	-3.5	13,055	0.5	(42,570)	-1.5

Net Income (Loss) from Continuing Operations	$3,177	0.4%	$(249,908)	-25.7%	$22,616	0.9%	$(260,359)	-9.4%

Thirteen Weeks Ended September 27, 2014 Compared With Thirteen Weeks Ended September 28, 2013

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

Net sales were $973.8 million for the third quarter 2014, an increase of $137.3 million, or 16.4% from $836.6 million for the third quarter 2013. The increase primarily reflects the benefit of new and acquired stores, partially offset by a decrease in same-store sales. Same-store sales from continuing operations declined 2.7%, which was due to a 5.2% decrease in the number of customer transactions, partially offset by a 2.6% increase in average transaction size. Same-store sales continue to be negatively impacted by competitive store openings and the weak economic environment in the Company’s core markets.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $258.2 million for the third quarter 2014, an increase of $44.8 million, or 21.0%, from $213.4 million for the third quarter 2013. Gross profit, as a percentage of net sales, was 26.5% and 25.5% for the third quarter 2014 and 2013, respectively. The increase in gross profit as a percentage of net sales primarily reflects reduced promotional spend, a benefit for the reduction in the LIFO reserve due to the disposition of inventory as a result of the closure of the Stevens Point Warehouse and an increased perishable sales mix, partially offset by increased shrink, including the effect of the higher perishable mix of Illinois stores and the start-up impact of new or acquired Illinois stores.

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

Operating and administrative expenses were $248.4 million for the third quarter 2014, an increase of $50.7 million, or 25.6%, from $197.7 million for the third quarter 2013. Operating and administrative expenses, as a percentage of net sales, increased to 25.5% for the third quarter 2014 compared with 23.6% for the third quarter 2013. The increase in the rate as a percentage of net sales was primarily due to increased start-up labor costs and higher occupancy and labor costs in new or acquired Illinois stores relative to the chain average. The Company also experienced reduced fixed cost leverage in its core business resulting from lower sales.

Goodwill Impairment Charge. During the third quarter of fiscal 2014, the Company’s market capitalization experienced a significant decline. As a result, management updated its annual review of goodwill for impairment and concluded that the carrying amount of goodwill exceeded its estimated fair value, resulting in a pre-tax, non-cash goodwill impairment charge of $280.0 million ($247.1 million after-tax) during the third quarter 2014.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $13.8 million for the third quarter 2014, compared to $10.5 million for the third quarter 2013. The increase was due primarily to interest expense on the 2020 Notes, offset by reduced interest expense on our term loan.

Income Taxes. Income tax benefit was $34.1 million for the third quarter 2014, a decrease of $36.1 million from a provision for income taxes of $2.0 million for the third quarter 2013. The effective income tax rate was a benefit of (12.0%) for the third quarter 2014 and 38.2% for the third quarter 2013. The provision for income taxes and effective tax rate for the third quarter 2014 reflects the impact of the goodwill impairment charge recorded during the third quarter 2014, the majority of which is non-deductible for tax purposes, as well as the valuation allowance recorded during the third quarter 2014.

Thirty-nine Weeks Ended September 27, 2014 Compared With Thirty-nine Weeks Ended September 28, 2013

Net Sales. Net sales were $2,779.4 million for the thirty-nine weeks ended September 27, 2014, an increase of $279.5 million, or 11.2% from $2.499.9 million for the thirty-nine weeks ended September 28, 2013. The increase primarily reflects the benefit of new and acquired stores, partially offset by a decrease in same-store sales. Same-store sales from continuing operations declined 3.1%, which was due to a 5.2% decrease in the number of customer transactions, partially offset by a 2.2% increase in average transaction size. Same-store sales continue to be negatively impacted by competitive store openings and the weak economic environment in the Company’s core markets.

Gross Profit. Gross profit was $737.7 million for the thirty-nine weeks ended September 27, 2014, an increase of $80.6 million, or 12.3%, from $657.1 million for the thirty-nine weeks ended September 28, 2013. Gross profit, as a percentage of net sales, was 26.5% for the thirty-nine weeks ended September 27, 2014 compared to 26.3% for the thirty-nine weeks ended and September 28, 2013. The increase in gross profit as a percentage of net sales primarily reflects reduced promotional spend, a benefit for the reduction in the LIFO reserve due to the disposition of inventory as a result of the closure of the Stevens Point Warehouse and an increased perishable sales mix, partially offset by increased shrink, including the effect of the higher perishable mix of Illinois stores and the start-up impact of new or acquired Illinois stores.

Operating and Administrative Expenses. Operating and administrative expenses were $705.7 million for the thirty-nine weeks ended September 27, 2014, an increase of $115.6 million, or 19.6%, from $590.1 million for the thirty-nine weeks ended September 28, 2013. Operating and administrative expenses, as a percentage of net sales, increased to 25.4% for the thirty-nine weeks ended September 27, 2014 compared to 23.6% for the thirty-nine weeks ended September 28, 2013. The increase in the rate as a percentage of net sales was primarily due to increased start-up labor costs and higher occupancy and labor costs in new and acquired Illinois stores relative to the chain average. The Company also experienced reduced fixed cost leverage in its core business resulting from lower sales. The Company also incurred $1.1 million in severance charges related to the closure of the Stevens Point Warehouse and $1.3 million in severance charges for corporate employees during the thirty-nine weeks ended September 27, 2014.

Goodwill Impairment Charge. During the third quarter of fiscal 2014, the Company’s market capitalization experienced a significant decline. As a result, management updated its annual review of goodwill for impairment and concluded that the carrying amount of goodwill exceeded its estimated fair value, resulting in a pre-tax, non-cash goodwill impairment charge of $280.0 million ($247.1 million after-tax) during the thirty-nine weeks ended September 27, 2014.

Asset Impairment Charges. During the thirty-nine weeks ended September 27, 2014, the Company recognized a non-cash asset impairment charge of $5.1 million related to adjustments to the carrying value of the property and equipment at the Stevens Point distribution facility which closed during the thirty-nine weeks ended September 27, 2014.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $41.3 million for the thirty-nine weeks ended September 27, 2014, compared to $31.4 million for the thirty-nine weeks ended September 28, 2013. The increase was due primarily to interest expense on the 2020 Notes, offset by reduced interest expense on our term loan.

Loss on Debt Extinguishment. In connection with our debt refinancing in March 2014, we recognized a loss on debt extinguishment of $9.0 million, of which $8.6 million is related to continuing operations.

Income Taxes. Income tax benefit was $42.6 million for the thirty-nine weeks ended September 27, 2014, a decrease of $55.6 million from a provision for income taxes of $13.1 million for the thirty-nine weeks ended September 28, 2013. The effective income tax rate was a benefit of (14.1%) for the thirty-nine weeks ended September 27, 2014 and 36.6% for the thirty-nine weeks ended September 28, 2013. The provision for income taxes and effective tax rate for the thirty-nine weeks ended September 27, 2014 reflects the impact of the goodwill impairment charge recorded during the third quarter 2014, the majority of which is non-deductible for tax purposes, as well as the valuation allowance recorded during the third quarter 2014.

DISCONTINUED OPERATIONS

During the second quarter of 2014, the Company entered into definitive agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers ( “Buyers”), including SUPERVALU INC. (“Rainbow Store Sale”). The aggregate sale price for the 18 Rainbow stores was $65 million in cash plus the proceeds from inventory that was sold to the Buyers at the closing of the Rainbow Store Sale. The total proceeds received from the Rainbow Store Sale were $76.9 million. In addition, as part of the transaction, the Buyers assumed the lease obligations and certain multi-employer pension liabilities related to the acquired stores.

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

The 27 Rainbow stores that were either included in the Rainbow Store Sale or closed during the third quarter of 2014 are included in discontinued operations in the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ending September 27, 2014. The remaining assets and liabilities of the 27 Rainbow stores are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of September 27, 2014. The Consolidated Balance Sheet as of December 28, 2013 and the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ending September 28, 2013, have been reclassified to conform with the current year presentation.

The Company has included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs) for the 27 Rainbow stores within net income (loss) from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of each quarter to the net assets of the total Company. For the thirteen and thirty-nine weeks ended September 28, 2013, the Company allocated $1.5 million and $4.8 million of interest, respectively, to discontinued operations. For the thirteen and thirty-nine weeks ended September 27, 2014, the Company allocated $0.6 million and $3.2 million of interest, respectively, to discontinued operations.

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the multi-employer pension plans in which the effected employees participate. The Company recorded a charge of $25.8 million during the second quarter of 2014, for the estimated multi-employer pension withdrawal liability related to the 18 Rainbow stores that were sold, which represents the Company’s best estimate absent demand letters from the multi-employer plans. During the third quarter of 2014, the Company determined that the liability was probable and recorded a charge of $23.9 million for the estimated multi-employer pension withdrawal liability related to the remaining nine Rainbow stores that were closed in the third quarter. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. The Company expects the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate. The Company has not made any payments for the withdrawal liability during the thirteen and thirty-nine weeks ended September 27, 2014.

The Company also recorded a $10.0 million closed facility charge during the third quarter of 2014 related principally to the lease agreements for the nine closed store locations. In addition, the Company incurred severance expense of approximately $2.2 million to the employees of the Rainbow stores that were sold or closed during the third quarter of 2014.

During the second quarter of 2014, the Company recorded a $1.4 million charge to adjust the carrying value of certain inventories at the 18 Rainbow stores to the expected purchase price from the Buyers. No such charges were recorded during the third quarter of 2014. The finalization of the Rainbow Store Sale resulted in an overall gain of $1.7 million for the thirty-nine weeks ended September 27, 2014.

Net income (loss) from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ending September 28, 2013 and September 27, 2014 is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
Net Sales	$147,605	$18,611	$448,094	$290,986

Income (loss) from discontinued operations, before income taxes:	$1,055	$(45,751)	$6,835	$(79,840)
Gain on disposal of operations, before income taxes:	—	3,010	—	1,654

Total income (loss) from discontinued operations before income taxes	1,055	(42,741)	6,835	(78,186)
Income taxes (benefit) on discontinued operations	465	(8,828)	3,565	(22,542)

Income (loss) from discontinued operations, net of tax	$590	$(33,913)	$3,270	$(55,644)

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Thirty-nine Weeks Ended
	September 28, 2013	September 27, 2014
Net cash provided by operating activities (1)	$62,956	$16,480
Net cash (used in) provided by investing activities (1)	(33,496)	6,016
Net cash used in financing activities (1)	(24,795)	(57,739)

Net increase (decrease) in cash and cash equivalents	$4,665	$(35,243)

Cash and cash equivalents at end of period (2)	$77,554	$46,935

(1)	Includes activities from continuing operations and discontinued operations.
(2)	Includes cash and cash equivalents included in assets of discontinued operations.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $16.5 million for the thirty-nine weeks ended September 27, 2014 compared to $63.0 million for the thirty-nine weeks ended September 28, 2013. The decrease in cash provided by operating activities was due primarily to lower operating income and higher interest payments, partially offset by lower payments for income taxes.

Net Cash (Used in) Provided by Investing Activities. Net cash provided by investing activities for the thirty-nine weeks ended September 27, 2014 was $6.0 million compared to cash used in investing activities of $33.5 million for the thirty-nine weeks ended September 28, 2013. The increase is primarily due to the proceeds of the Rainbow Store Sale of $76.9 million, partially offset by higher capital expenditures from the remodeling of the Dominick’s stores acquired from Safeway during the fourth quarter of 2013 and timing of capital expenditures for new stores. Total capital expenditures for Fiscal 2014, excluding acquisitions, are estimated to be approximately $90-$95 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the thirty-nine weeks ended September 27, 2014 was $57.7 million compared to $24.8 million for the thirty-nine weeks ended September 28, 2013. Net cash used in the thirty-nine weeks ended September 27, 2014 primarily consisted of payments of debt and capital lease obligations of $521.3 million primarily to refinance our existing indebtedness and related financing costs of $5.6 million, offset somewhat by the net proceeds from our term loan of $450.8 million and net proceeds from our common stock offering of $19.3 million. Net cash used by financing activities in the thirty-nine weeks ended September 28, 2013 consisted of dividends paid to shareholders in the amount of $16.3 million and payments of debt and capital lease obligations of $8.1 million.

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

The New Revolving Facility bears interest, at our option, at (i) adjusted LIBOR plus a margin of 1.50%-2.00% per annum or (ii) a base rate plus a margin of 0.50%-1.00% per annum. In either case, the margin is based on RSI’s utilization of the New Revolving Facility. In addition, there is a quarterly fee payable in an amount equal to either 0.25% or 0.375% per annum of the undrawn portion of the New Revolving Facility. We may use borrowings under the New Revolving Facility for ongoing working capital and general corporate purposes and any other use not prohibited by the credit agreement governing the New Revolving Facility. Borrowing availability under the New Revolving Facility at any time is based on the value of certain eligible inventory, accounts receivable and pharmacy prescription files and is subject to additional reserves and other adjustments.

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

Non-GAAP Measures

We present Adjusted EBITDA, a non-GAAP measure, to provide investors with a supplemental measure of our operating performance. We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, costs incurred in connection with our IPO (or subsequent offerings of our Roundy’s common stock), loss on debt extinguishment, certain non-recurring or unusual employee and pension related costs, costs related to acquisitions, costs related to debt financing activities, goodwill and asset impairment charges, loss on the disposition of assets, one-time costs due to the closing of a distribution facility and Adjusted EBITDA from discontinued operations. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following is a summary of the calculation of Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 28, 2013 and September 27, 2014 (in thousands):

	Thirteen Weeks Ended
	September 28, 2013			September 27, 2014
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net Income (loss)	$3,177	$590	$3,767	$(249,908)	$(33,913)	$(283,821)
Interest expense	9,993	1,419	11,412	13,277	586	13,863
Provision (benefit) for income taxes	1,964	465	2,429	(34,130)	(8,828)	(42,958)
Depreciation and amortization expense	13,820	2,163	15,983	17,271	—	17,271
LIFO charge (benefit)	230	—	230	(4,517)	—	(4,517)
Amortization of deferred financing costs	526	47	573	555	—	555
Non-cash stock compensation expense	824	—	824	772	—	772
Employee severance costs	—	—	—	84	2,196	2,280
Goodwill impairment charge	—	—	—	280,014	—	280,014
(Gain)/Loss on disposition of assets	—	—	—	464	(3,010)	(2,546)
Stevens Point Severance and one-time costs	—	—	—	1,763	—	1,763
Closed facility charge	—	—	—	—	9,950	9,950
Multi-employer pension withdrawal charge	—	—	—	—	23,901	23,901
Reversal of pension withdrawal liability	(1,006)	—	(1,006)	—	—	—
Loss on debt extinguishment	—	—	—	—	—	—

Adjusted EBITDA	$29,528	$4,684	$34,212	$25,645	$(9,118)	$16,527

	Thirty-nine Weeks Ended
	September 28, 2013			September 27, 2014
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net Income (loss)	$22,616	$3,270	$25,886	$(260,359)	$(55,644)	$(316,003)
Interest expense	29,817	4,647	34,464	39,618	2,632	42,250
Provision (benefit) for income taxes	13,055	3,565	16,620	(42,570)	(22,542)	(65,112)
Depreciation and amortization expense	42,202	6,591	48,793	48,065	3,471	51,536
LIFO charge (benefit)	900	—	900	(4,073)	—	(4,073)
Amortization of deferred financing costs	1,557	163	1,720	1,687	51	1,738
Non-cash stock compensation expense	1,975	—	1,975	2,845	—	2,845
Employee severance costs	—	—	—	1,251	2,196	3,447
Asset impairment charges	—	—	—	5,050	11,142	16,192
Goodwill impairment charge	—	—	—	280,014	—	280,014
(Gain)/Loss on disposition of assets	—	—	—	464	(1,654)	(1,190)
Stevens Point Severance and one-time costs	—	—	—	1,763	—	1,763
Closed facility charge	—	—	—	—	9,950	9,950
Multi-employer pension withdrawal charge	—	—	—	—	49,697	49,697
Reversal of pension withdrawal liability	(1,006)	—	(1,006)	—	—	—
Loss on debt extinguishment	—	—	—	8,576	472	9,048

Adjusted EBITDA	$111,116	$18,236	$129,352	$82,331	$(229)	$82,102

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of September 27, 2014, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended September 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Results of Operations and Financial Condition.

On November 5, 2014, the Company issued a press release announcing financial information for its third quarter ended September 27, 2014. The press release also included revised quarterly financial information for fiscal 2013 and 2014 which includes 27 Rainbow stores as discontinued operations. A copy of the press release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 32 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/s/ ROBERT A. MARIANO
Robert A. Mariano
Chairman, President and Chief Executive Officer and Director

Date: November 5, 2014

By:	/s/ MICHAEL P. TURZENSKI
Michael P. Turzenski
Group Vice President and Chief Financial Officer

Date: November 5, 2014

Exhibit Index

Exhibit Number	Description

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Press Release dated November 5, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document