Form 10-K
period 2015-01-03
Roundy's, Inc.
filed 2015-03-13
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of all common stock held by non-affiliates of the registrant as of June 28, 2014 was $209,675,854, based on the closing price of $5.47 for one share of common stock, as reported for the New York Stock Exchange on June 27, 2014.

As of February 27, 2015, 49,277,943 shares of the registrants common stock, par value $0.01 per share, were issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2015 (hereinafter referred to as the Proxy Statement) are incorporated by reference into Part III of this report.

Roundy’s, Inc.

FORM 10-K

For the Fiscal Year Ended January 3, 2015

Forward-Looking Statements

This Annual Report on Form 10-K for Roundy’s, Inc. and its subsidiaries contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “continue,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected store openings, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to compete effectively with other retailers;

•	our ability to maintain price competitiveness;

•	ongoing economic uncertainty;

•	the geographic concentration of our stores;

•	our ability to maintain or increase our operating margins;

•	our ability to renegotiate expiring collective bargaining agreements and new collective bargaining agreements;

•	the impact of the Patient Protection and Affordable Care Act;

•	our ability to implement our expansion into the Chicago market;

•	the availability of financing to pursue our expansion into the Chicago market on satisfactory terms or at all;

•	our ability to successfully integrate the stores acquired in the Chicago Stores Acquisition (as defined herein);

•	increases in commodity prices;

•	failure to allocate our capital efficiently;

•	changes to financial accounting standards regarding store leases;

•	our ability to comply with Section 404 of the Sarbanes-Oxley Act;

•	costs incurred and time spent by management as a result of operating as a public company;

•	our ability to retain and attract qualified store- and distribution-level employees;

•	our ability to retain and attract senior management and key employees;

•	rising costs of providing employee benefits, including pension contributions due to unfunded pension liabilities;

•	variability in self-insurance liability estimates;

•	claims made against us resulting in litigation;

•	changes in law;

•	negative effects to our reputation from real or perceived quality or health issues with our food products;

•	risks inherent in packaging and distributing pharmaceuticals and other healthcare products;

•	further impairment of our goodwill;

•	severe weather, and other natural disasters in areas in which we have stores or distribution facilities;

•	the failure of our information technology or administrative systems to perform as anticipated;

•	data security breaches and the release of confidential customer information;

•	our ability to offset increasing energy costs with more efficient usage;

•	our ability to protect or maintain our intellectual property; and

•	other factors discussed under Item 1A—Risk Factors.

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

In June 2002, we were acquired by an investor group led by Willis Stein and our management team. At that time, we derived more than 50% of our sales from food wholesaling operations and the remainder from our company-operated retail stores. Following the acquisition, we accelerated our strategy of expanding our retail store base through selective acquisitions and organic growth, while divesting our wholesale operations. The substantial elimination of the wholesale business has helped to optimize our distribution network to better support our retail stores. As of January 3, 2015, our retail operations consisted of 148 grocery stores, with 119 stores in Wisconsin operating under the Pick ’n Save, Copps and Metro Market banners and 29 stores in Illinois operating under the Mariano’s banner.

Our corporate headquarters are located at 875 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. Our telephone number is (414) 231-5000. Our website address is www.roundys.com.

Stores

We operate retail grocery stores under our Pick ’n Save, Mariano’s, Copps and Metro Market retail banners. The following table represents our store network as of the end of each of our last five fiscal years:

	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015
Pick ’n Save	94	93	93	93	90
Mariano’s	1	4	8	13	29
Copps	26	26	25	25	25
Metro Market	2	3	3	3	4
Rainbow	32	32	32	29	—

Total Company-owned stores	155	158	161	163	148

Our stores, which average approximately 63,000 square feet, offer all of the products and services found in a conventional supermarket, including nationally branded food products and own-brand products. In addition, our stores feature expansive meat, produce, deli and other perishable products and specialty and prepared foods departments, which represent higher growth and margin categories. We also offer a broad line of health and beauty care products and a large selection of seasonal merchandise to maximize the conveniences offered to our customers. Substantially all stores have full-service deli, meat, seafood and bakery departments, and 97 stores feature full-service pharmacies.

Our Pick ’n Save and Copps retail banners are operated as high volume, value oriented supermarkets that seek to offer attractive prices and the best value among conventional food retailers in a given market. Our value price strategy is complemented by weekly promotions, a broad assortment of high quality fresh produce and other perishable products, as well as a focus on providing a high level of customer service and conveniences.

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

•

Mariano’s. We entered the Chicago market in July 2010 through the opening of our first Mariano’s store in Arlington Heights, Illinois. As of January 3, 2015, we had opened 29 stores in the Chicago market and secured 10 leases for future stores in attractive locations. During Fiscal 2014, we continued our expansion in Chicago by opening a total of 16 stores, including 11 former Dominick’s stores that were acquired from Safeway in December 2013. Mariano’s brings an innovative format to the Chicago market, with its expanded variety of produce and other perishables, unique specialty departments and superior customer service within an inviting ambiance.

•

Metro Market. We opened our first Metro Market store in August 2004 primarily to serve downtown Milwaukee apartment and condominium residents. The Metro Market store format features an expanded variety of produce, meat and prepared food offerings, coupled with exceptional customer service. We opened our second Metro Market store in March 2010 and our third in February 2011. Both of these additional locations are in suburbs of Milwaukee. We opened our fourth Metro Market in June 2014 in Madison, Wisconsin. All Metro Market stores operate in-store pharmacies.

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

Products

We offer our customers a wide variety of products, with a typical store stocking approximately 45,000 different items. Our stores sell most nationally advertised brands, as well as numerous products under our Roundy’s own-brand labels, which maintain strong brand recognition throughout our markets. Our products can broadly be classified as non-perishable, perishable and non-food. Non-perishable food categories consist of grocery, frozen, and dairy products. Perishable categories include produce, meat, seafood, deli, bakery and floral. Non-food primarily includes general merchandise, health and beauty care, pharmacy, and alcohol.

In recent years, we have enhanced the quality and selection of key perishable products to meet growing customer demand due to an increased focus on healthy eating. Perishable product sales also typically generate higher gross margins than non-perishable products. As a result, the percentage of sales from continuing operations generated from perishable products has increased in recent periods as illustrated by the table below:

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Non-perishable food	51.0%	50.2%	48.8%	47.1%	44.4%
Perishable	31.9%	32.7%	33.6%	35.4%	38.0%
Non-food	17.1%	17.1%	17.6%	17.5%	17.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

We generally classify our products into the following primary categories: grocery, frozen & dairy; produce; meat & seafood; bakery; deli, cheese & prepared foods; floral; general merchandise; alcohol; pharmacy; and health & beauty care. A brief description of the type of products we offer within each of these categories is set forth below.

•

Grocery, Frozen & Dairy. We offer a wide selection of grocery items at competitive prices, including both national brands and own-brands. Our frozen department offers everyday staples such as vegetables, juice, microwaveable dinners, pizza and ice cream. Our dairy department offers milk, yogurt, sour cream, cheese and eggs. We also provide a broad selection of wheat free, gluten free, natural and organic products.

•

Produce. We are committed to offering our customers the highest quality produce. We offer over 600 varieties of fresh fruit and vegetables sourced locally and from around the globe. Our stores offer an expansive assortment of USDA Certified organic produce. Our value-added produce offering includes fresh cut fruit, fresh squeezed juice and salad bars in many of our stores.

•

Meat & Seafood. We offer a distinctive selection of meat and fresh seafood, including natural, organic and grass fed varieties, delivered with knowledgeable customer service. Our beef offerings consists primarily of fresh cut USDA Black Angus Choice graded beef, and we also sell all-natural pork, lamb, veal, Italian sausage and bratwurst, and Grade A chicken. Our fresh seafood includes, for example, salmon, whitefish and locally harvested rainbow trout. In addition, we offer popular oven ready-to-bake selections in our seafood department.

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

•

Floral. We are committed to providing our customers with the freshest roses, bouquets, arrangements, blooming and green plants and attractive seasonal favorites. Our fresh flower market offers a broad variety of cut flowers and allows customers to create their own bouquets.

•

General Merchandise. In order to maximize the conveniences offered to our customers that facilitate one-stop shopping, we offer a wide variety of greeting cards, gift cards, candy and seasonal merchandise, as well as an assortment of household cleaning products, cooking utensils, some hardware/electrical items and batteries. We also offer a wide selection of baby products for our customers from diapers to baby food and formula.

•

Alcohol. We offer a wide selection of competitively priced beer, wine and spirits. Our beer selection includes over 70 domestic and international brands in multiple styles, including local and regional craft beers. We also offer a wide assortment of wines from North America and around the world, and a broad variety of spirits.

•

Pharmacy. Our pharmacies are full service pharmacies offering both clinical services as well as the more traditional dispensing functions. We accept a majority of commercial and Medicare Part-D plans in addition to State Medicaid and Medicare Part-B. All of our pharmacies have licensed immunizers on staff. We offer a broad array of immunization services both in store and within the communities we operate in.

•

Health & Beauty Care. Our stores provide a convenient location for everyday health and beauty needs. We stock a wide variety of healthcare products, from thermometers and bandages to toothpaste and floss. We carry a variety of nationally branded cosmetic lines in addition to everyday beauty and haircare products.

Own-Brand Strategy

Roundy’s brands are rooted in a tradition of quality and superior value that our customers can trust. At the same time, Roundy’s products have kept pace with changing customer preferences and national brand innovation. Our brands include: Simply Roundy’s Organic—USDA certified organic, minimally processed and free from artificial additives and colors; Roundy’s Select—combining outstanding ingredients with exceptional quality; Roundy’s and Roundy’s Fresh—affordable, high quality products that are equal to or better than the leading national brands and Clear Value—offering a value price alternative to our competitors’ lowest price brands. We also offer solutions for our customers’ other shopping needs with our non-food lines, including Roundy’s Pet Care, Roundy’s Pharmacy and Top Care. Our portfolio of own-brand items includes approximately 7,100 items as of January 3, 2015, with a percentage of sales from own-brand items representing 24.5% of our net sales for the year ended January 3, 2015.

Competitive Environment

For the disclosure related to the Company’s competitive environment, see Item 1A—Risk Factors under the heading “Risks Related to our Business.”

Marketing and Advertising

The support of our retail brands occurs through an integrated marketing approach in all markets. Printed circulars, distributed via local newspapers serve as a key medium for our value communication. These printed circulars are supplemented with occasional coupon books. Broad-based value messaging is supported through the use of local radio, television, web, digital and social media communication to varying degrees by market. We also distribute personalized offers to customers via email/ digital communication, in-store coupons and direct mail communications based on specific behaviors, measured through our loyalty card activity.

Manufacturing and Distribution

We operate two distribution facilities with an aggregate of approximately 1.3 million square feet of warehouse and administrative space. Our distribution network is supported by a modern fleet of 68 tractors and 336 trailers. In addition to the primary function of supplying our retail operations a broad product line that includes dry grocery, frozen foods, fresh produce, meat, dairy products, bakery goods and non-food products, our two distribution facilities in Wisconsin also supply the primary needs of one independent licensed Pick ’n Save location. We have a long-term license and supply contract in place with this independent customer. Under the terms of the licensing agreement, we allow the licensee to use the Pick ’n Save banner free of charge in exchange for entering into a license and supply agreement in which the licensee generally agrees to purchase a majority of its product requirements from us.

We operate a 116,000 square foot central commissary that manufactures a wide range of food products, including unique own-brand products. The commissary is a multi-purpose food production manufacturing plant and includes a complete food testing laboratory and an on-site product development department. The commissary currently produces a variety of perishable and non-perishable own-brand food items. We continually add to our capability to produce a wider variety of perishable and prepared foods. The commissary is an important element of our strategy to grow sales of own-brand products, perishables and prepared foods.

Intellectual Property

We maintain registered trademarks for our Pick ’n Save store banner trade name and our Roundy’s own brand name. Registered trademarks are generally renewable on a 10 year cycle. We also have several common law trademarks, including Copps and Mariano’s. We consider trademarks an important way to establish and protect our brands in a competitive environment.

Segments

We have determined that we have one reportable operating statement. See Note 17 to our audited consolidated financial statements set forth in Item 8—Financial Statements and Supplementary Data below.

Employees

As of January 3, 2015, we had 21,802 employees, including 7,764 full-time employees and 14,038 part-time employees. Approximately 62% of our employees were subject to a collective bargaining agreement as of January 3, 2015. As of January 3, 2015, we had an aggregate of 43 collective bargaining agreements in effect, all of which are scheduled to expire between 2015 and 2019. As of January 3, 2015 there were no employees operating under an expired collective bargaining agreement.

With respect to our unionized employees, as of February 27, 2015, there were no employees operating under an expired collective bargaining agreement. As of February 27, 2015, approximately 13% of our unionized employees were working under collective bargaining agreements that will expire prior to January 2, 2016.

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

The retail food industry as a whole, and our marketing areas in Wisconsin and Chicago, are highly competitive. We compete with various types of retailers, including national, regional and local conventional supermarkets, national and regional supercenters, membership warehouse clubs, and other alternative food retailers, such as natural foods stores, smaller specialty stores and farmers’ markets.

Our principal competitors include national conventional supermarkets such as New Albertson’s, Inc. (operating under the Jewel/Osco banner); national supercenters such as Costco, Target and Wal-Mart; regional supercenters such as Woodman’s and Meijer’s; regional supermarkets such as Festival Foods, Piggly Wiggly and Hy-Vee, Inc.; alternative food retailers such as Aldi, Trader Joe’s and Whole Foods; and local supermarkets, natural foods stores, smaller specialty stores and farmers’ markets. In general, we compete with Aldi, Costco, Target, Wal-Mart, Trader Joe’s and Whole Foods across all of our geographic markets. Our remaining principal competitors within each of our geographic markets vary to a significant degree and include the following:

•	Wisconsin: Festival Foods, Piggly Wiggly, Woodman’s and Hy-Vee, Inc.;

•	Chicago: Jewel/Osco, Meijer’s, and Strack & Van Til.

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

As of January 3, 2015, we operated 119 stores in Wisconsin, making Wisconsin our largest market with 80% of our stores. Of our Wisconsin stores, 57, or approximately one-half, are located in the Milwaukee area. Our business is closely linked to local economic conditions in those areas and, as a result, we are vulnerable to economic downturns in those regions. In addition, any other factors that negatively affect these areas could materially adversely affect our revenues and profitability. These factors could include, among other things, changes in regional demographics, population and employer base. Any of these factors may disrupt our businesses and materially adversely affect our financial condition and results of operations.

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

We intend to maintain our operating margins in an environment of increased competition through various initiatives, including expansion of our own-brand offerings, increased sales of perishables and prepared foods, improved ordering, and strategic remodels and relocations of our stores, as well as continued cost discipline focused on improving labor productivity and reducing inventory shrink. If competitive pressures cause us to lower our prices, our operating margins may decrease. If customers do not adopt our increased own-brand, perishable or prepared food offerings, these higher margin items will not improve our operating margins. If we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrink. Any failure to achieve gains in labor productivity may adversely impact our operating margins. As a result, our operating margins may stagnate or decline.

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

As of January 3, 2015, approximately 62% of our employees were represented by unions and covered by collective bargaining or similar agreements that are subject to periodic renegotiation. Our renegotiation of expiring collective bargaining agreements and negotiation of new collective bargaining agreements may not prove successful, may result in a significant increase in labor costs, or may result in a disruption to our operations. We expect that we would incur additional costs and face increased competition if we lost customers during a work stoppage or labor disturbance.

As of January 3, 2015, we had an aggregate of 43 collective bargaining agreements in effect, all of which are scheduled to expire between 2015 and 2019. As of January 3, 2015, there were no employees operating under an expired collective bargaining agreement.

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

We believe that the Chicago Stores Acquisition will enable us to increase our market share in the Chicago area and continue to grow a unique brand in that market. The Chicago Stores Acquisition is the first expansion of Mariano’s through the purchase of existing store locations, and represents the largest simultaneous expansion of Mariano’s store locations to date. Our ability to realize the anticipated benefits of the Chicago Stores Acquisition depends, to a large extent, on our ability to implement the Mariano’s store concept, support a larger number of stores with our existing supply chain operations and continue to provide a unique shopper experience. Our management will be required to devote significant attention and resources to these efforts, which may disrupt the operations at our existing stores and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of this investment could cause an interruption of, or a loss of momentum in our operations. In addition, the efforts required to realize the benefits of this Chicago Stores Acquisition may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may have a material adverse effect on our operating results.

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

We have significant debt service and lease obligations, which could adversely affect our financial health. As of January 3, 2015, we had approximately $659.0 million in total debt and capital lease obligations, including capital lease obligations related to discontinued operations. In addition, we had future minimum lease payment commitments of approximately $2.4 billion at January 3, 2015.

Our high level of debt and fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our capital expenditures or other operational investments.

In Fiscal 2013, we had debt service repayments of $159.3 million and interest payments of $44.8 million. Fiscal 2013 debt service obligations included scheduled repayments on our senior credit facility, as well as an optional prepayment on our senior credit facility of $148.0 million.

In Fiscal 2014, we had debt service repayments of $76.4 million and interest payments of $54.8 million. Fiscal 2014 debt service obligations included scheduled repayments on our New Term Facility, as well as the net pay down of $56.9 million resulting from the 2014 Refinancing (as defined herein) and prepayment on our New Term Facility of $13.0 million with proceeds from the sale of our Stevens Point distribution facility.

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

While our existing credit facilities (the “2014 Credit Facilities) and the indenture governing the senior secured second lien notes due 2020 (the “2020 Notes”), restrict us and our subsidiaries from incurring additional debt, these restrictions include exceptions that will allow us and our subsidiaries to incur additional debt. If additional debt is issued, the risks described above could intensify.

The terms of our credit facilities agreement and indenture governing the notes may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

The 2014 Credit Facilities and the indenture governing the 2020 Notes include a number of customary restrictive covenants. These covenants could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict our ability and, if applicable, the ability of our subsidiaries to, among other things:

•	incur additional debt;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	pay dividends or make other payments by our restricted subsidiaries to us;

•	use assets as security in other transactions;

•	pay dividends on our common stock or repurchase our equity interests;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business;

•	make capital expenditures;

•	prepay, redeem or exchange or debt; and

•	form any joint ventures or subsidiary investments.

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

In addition to our significant level of indebtedness, we have significant obligations relating to our current operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on the balance sheet. As of January 3, 2015, we had undiscounted operating lease commitments of approximately $2.4 billion, scheduled through 2035, related primarily to our stores. These leases are classified as operating leases and disclosed in Note 13 to our audited consolidated financial statements set forth in Item 8—Financial

Statements and Supplementary Data below, but are not reflected as liabilities on our consolidated balance sheets. As of January 3, 2015, substantially all our stores were subject to leases, which have terms generally up to 20 years, and during Fiscal 2014 our operating lease expense from continuing operations was approximately $132.2 million.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us and our independent registered accounting firm to perform an evaluation of our internal control over financial reporting and file management’s attestation with our Annual Report on Form 10-K each year. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we reached as of January 3, 2015 will represent conclusions we or our independent registered public accounting firm reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.

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

A key component of our success is the experience of our key employees, including our Chairman, President and Chief Executive Officer, Robert Mariano, our Executive Vice President—Operations, Donald Rosanova and our Group Vice President and Chief Financial Officer, Michael Turzenski. These employees have extensive experience in our industry and are familiar with our business, systems and processes. In addition, Messrs. Mariano and Rosanova are key to our strategy of expansion into the Chicago market, due to their experience with, and understanding of, food retailing in that region. The loss of services of one or more of our key employees could impair our ability to manage our business effectively. We do not maintain key person life insurance on any employee.

The cost of providing employee benefits continues to increase and is subject to factors outside of our control.

We sponsor defined benefit pension plans, which are frozen with respect to benefit accruals and closed to new participants. Even though our employees are not accruing additional pension benefits under these plans, some of these pension plans are not fully funded. Our funding requirements vary based upon plan asset performance, interest rates and actuarial assumptions. Poorer than assumed asset performance and continuing low interest rates would likely cause our required funding contributions to increase in the future. As of December 28, 2013, the accumulated benefit obligation and fair value of plan assets for our Company-sponsored defined benefit plans were $179.0 million and $177.0 million, respectively. As of January 3, 2015, the accumulated benefit obligation and fair value of plan assets for our Company-sponsored defined benefit plans were $217.8 million and $177.1 million, respectively.

In addition, we participate in one underfunded multi-employer pension plan on behalf of our union-affiliated supply chain employees, and we are required to make contributions to this plan under our collective bargaining agreement. This multi-employer pension plan is currently underfunded in part due to increases in the costs of benefits provided or paid under these plans as well as lower returns on plan assets over the past several years. The unfunded liability of this plan may result in increased future payments by us and other participating employers. This multi-employer plan in which we participate was deemed by the plan actuary to be in “critical status,” prompting federally mandated increases in our contributions to them. Going forward, our required contributions to this multi-employer plan could increase as a result of many factors, including the outcome of collective bargaining with the union, actions taken by trustees who manage the plan, government regulations, the actual return on assets held in the plan and the payment of a withdrawal liability if we choose to exit the plan. We expect meaningful increases in contribution expense as a result of required incremental plan contributions to reduce underfunding. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan. For example, in recent years our share of plan underfunding has increased due to the withdrawal of participating employers that, because of their financial distress, were unable to pay contributions or their portion of the unfunded pension liability.

During the fourth quarter of 2012, we recognized a charge of $1.0 million related to an expected liability for the withdrawal of approximately 3% of its employees who participate in the United Food and Commercial Workers Unions and Employers Pension Fund (“UFCW Fund”). These employees resumed participation in the UFCW Fund and we therefore recognized a $1.0 million benefit during the third quarter of 2013 related to the reversal of the liability that was established in the fourth quarter of 2012. Subsequent to the withdrawal mentioned below, we no longer participate in this plan.

During Fiscal 2014, we exited the Minneapolis / St. Paul market by selling or closing all of our stores in that market. As a result, we expect to incur a withdrawal liability related to the three multi-employer pension plans in which the affected employees participate. We recorded a charge of $49.7 million for the estimated multi-employer pension withdrawal liability, which represents our best estimate absent demand letters from the multi-employer plans. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. We expect the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. During the fourth quarter of Fiscal 2014, we received a preliminary notice from one of the plans, which required us to make the first quarterly installment during the fourth quarter of Fiscal 2014, and these quarterly installments will continue for 20 years. The amount of the payment was consistent with our estimates when the initial charge was recorded. The net present value of the liability was determined using a risk free interest rate.

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

We are subject to federal, state and local laws and regulations relating to zoning, land use, environmental protection, work place safety, public health, community right-to-know, alcoholic beverage sales, tobacco sales and pharmaceutical sales. In particular, the states of Wisconsin and Illinois and several local jurisdictions regulate the licensing of supermarkets, including alcoholic beverage license grants. In addition, certain local regulations may limit our ability to sell alcoholic beverages at certain times. A variety of state programs regulate the production and sale of milk, including the price of raw milk, through federal market orders and price support programs. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with new laws in these areas, or with new or stricter interpretations of existing requirements, could reduce the revenue and profitability of our stores and could otherwise materially adversely affect our business, financial condition or results of operations. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations.

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

We have a significant amount of goodwill. As of January 3, 2015, we had goodwill of approximately $297.5 million, of which $173.0 million is related to our Wisconsin financial reporting unit and $124.5 million is related to our Illinois financial reporting unit. As of January 3, 2015, goodwill represented approximately 26.6% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis (as of the first day of the third quarter) or whenever events occur or circumstances change that would more likely than not reduce the fair value of are porting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market value of a reporting unit. An impairment charge is recorded for any excess of the carrying value of goodwill over the implied fair value of the assets and liabilities. Prior to the third quarter of Fiscal 2014, the entire group of company-owned retail stores were considered one reporting unit. Subsequent to the second quarter of Fiscal 2014, we reassessed our determination of reporting units based on the exit from the Minneapolis/St. Paul market, the continued growth of the Mariano’s banner and its management operating structure and determined that we had two financial reporting units. The two financial reporting units identified by us during Fiscal 2014 are related to our business in Wisconsin comprised of the Pick ’n Save, Copps and Metro Market banners and our business in Illinois comprised of the Mariano’s banner.

The fair value of each reporting unit of the Company is determined by using both the income approach and market approach. The income approach involves discounting management’s projections of future cash flows and a terminal value discounted at a discount rate which approximates the Company’s weighted average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth and same-store sales, gross margin and operating expenses trends, depreciation expense, taxes, capital expenditures, changes in working capital and discount rate. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. The internal forecasts used by the Company assume that the Wisconsin market will stabilize and that the Illinois market will experience profitability similar to its Wisconsin stores when the newly opened Mariano’s stores within that market mature. The WACC incorporates equity and debt return rates observed in the market for a group of comparable public companies and is determined using an average debt to equity ratio of selected comparable public companies. The terminal value is based upon the projected cash flow for the final projected year, and is calculated using estimates of growth of the net cash flows based on our estimate of stable growth for each financial reporting unit. The market approach is based upon observed transactions in the marketplace, evidenced by trading multiples based upon estimated and actual sales and EBITDA. The sales and earnings multiples selected by the Company are based upon the average multiples of comparable public companies and then adjusted for factors including forecast risk, growth and profitability.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Determining fair value using an income approach requires that we make significant estimates and assumptions, including management’s long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on the our industry, capital structure and risk premiums including those reflected in the current market capitalization, and could change and therefore impact the fair value of our reporting units. Based on our annual impairment testing completed at the beginning of the third quarter of Fiscal 2012, 2013 and 2014, no impairment of goodwill was indicated.

During the fourth quarter of Fiscal 2012, our market capitalization experienced a significant decline. As a result, management believed that there were circumstances evident which indicated that the fair value of our reporting unit could be below its carrying amount. Management therefore updated its annual review of goodwill for impairment that had been completed in the third quarter of 2012 and concluded that the carrying amount of goodwill exceeded its estimated fair value, resulting in a pre-tax, non-cash impairment charge of $120.8 million ($106.4 million, net of income taxes) during the fourth quarter of Fiscal 2012.

In accordance with our policy, we qualitatively assessed our goodwill balance for indicators of impairment as of the first day of the third quarter of Fiscal 2014. During the third quarter of Fiscal 2014, our market capitalization experienced a sustained significant decline. As a result, management concluded that there were circumstances evident which indicated that the fair value of our reporting units could be below their carrying amounts. Management therefore updated its annual review of goodwill for impairment that had been completed as of the first day of the third quarter of Fiscal 2014 and concluded that the carrying amount of goodwill exceeded its estimated fair value, resulting in a pre-tax, non-cash impairment charge of $280.0 million ($247.1 million, net of income taxes) during the third quarter of Fiscal 2014.

Changes in the key assumptions used to determine fair value, including changes in estimates of future cash flows caused by unforeseen events or changes in market conditions could negatively affect one or both of our reporting units’ fair value and ultimately result in further impairment charges. We continuously monitor for events and circumstances that could negatively impact the key assumptions used in determining fair value of a reporting unit. Factors that could cause us to change our estimates of future cash flows include successful efforts by our competitors to gain market share in our Wisconsin markets resulting in decreased sales and earnings projections for the Wisconsin markets, unsuccessful implementation of our expansion in the Illinois market resulting in less than expected sales and earnings for the Illinois market, an increased competitive environment in any of our markets, our inability to compete effectively with other retailers, our inability to maintain price competitiveness and a deterioration in general economic conditions. Additional changes to the key assumptions that could negatively affect the fair value of our reporting units include changes to discount rates, fluctuations in the valuations of comparable companies and volatility in our stock price. In addition, a reduction in the estimated replacement cost for similar fixed assets could result in a decrease in the estimated fair value of our fixed assets, and declines in the market rents for properties similar to those that we occupy could result in a decrease in the estimated fair value of our intangible lease rights. Please see Results of Continuing Operations for a discussion of any factors that are currently present that may impact the fair value of the Company. An impairment of a significant portion of our goodwill could materially adversely affect our financial condition and results of operations.

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

We utilize natural gas and electricity in our stores and distribution facilities and gasoline and diesel fuel in the trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events, will increase the costs of operating our stores and distribution network and may increase the costs of our products. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in protecting against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which would impact our profitability.

We may be unable to protect or maintain our intellectual property, which could results in customer confusion and adversely affect our business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our trademarks, including our registered trademarks of Roundy’s and Pick ’n Save, and our common law trademarks of Copps and Mariano’s, are valuable assets that reinforce our customers’ favorable perception of our stores. From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. We respond to these actions on a case-by-case basis. The outcomes of these actions have included both negotiated out-of-court settlements as well as litigation.

Risks Related to the Ownership of Our Common Stock

Conflicts of interest may arise because some of our directors are representatives of Willis Stein.

Messrs. Larson and Stein, who are representatives of Willis Stein, serve on our board of directors. Willis Stein and entities controlled by them may hold equity interests in entities that directly or indirectly compete with us, and companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of Willis Stein, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors, or a committee consisting solely of disinterested directors, approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction or (3) the transaction is otherwise fair to us. Under our amended and restated certificate of incorporation, representatives of Willis Stein are not required to offer to us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacity as a director of ours. Our certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply to Willis Stein, or any of our directors who are associates of, or affiliated with, Willis Stein, in a manner that would prohibit them from investing in competing businesses or doing business with our clients or guests. It is possible that the interests of Willis Stein and its affiliates may in some circumstances conflict with our interests and the interests of our other stockholders.

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

The continued expansion of the Mariano’s banner will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. On December 2, 2013, we announced that our Board of Directors suspended the quarterly dividend in order to reallocate capital to execute our Mariano’s banner growth plan. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Because we are a holding company, our ability to pay cash dividends on our common stock is largely dependent upon the receipt of dividends or other distributions from our subsidiaries. In addition, we are currently limited in our ability to declare dividends or make distributions on account of our common stock (other than in the form of common stock) under the terms of the 2020 Notes, the 2014 Term Facility and the 2014 Revolving Facility.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

As of February 27, 2015, there were 49,277,943 shares of our common stock outstanding. A large portion of our shares are held by a small number of persons and investment funds. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, Willis Stein has rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

An aggregate of 5,656,563 shares of our common stock has been registered and reserved for future issuance under the 2012 Incentive Compensation Plan. As of February 27, 2015 there were 2,982,399 remaining shares available for issuance. These shares can be freely sold in the public market upon issuance, subject to satisfaction of applicable vesting provisions. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

None.

ITEM 2—PROPERTIES

We lease all of our properties from unaffiliated parties, except for one of our stores, which we own. A typical store lease is for an initial 20-year term with four renewal options of five years each. The following table shows the number of stores operated by geographic market as of January 3, 2015:

	Wisconsin	Illinois
Retail Stores:
Pick ’n Save	90	—
Metro Market	4	—
Copps	25	—
Mariano’s	—	29
Distribution Facilities	2	—
Manufacturing	1	—

Our Oconomowoc distribution facility operates under a long-term lease expiring in 2030 with five renewal options of five years each and our Mazomanie distribution facility operates under a long-term lease expiring in 2019 with two ten year renewal options. Our central commissary is located in Kenosha, Wisconsin and operates under a long-term lease expiring in 2020, with five renewal options of five years each. Our executive offices are located in a leased 115,000 square foot office facility in downtown Milwaukee, which expires in 2018, with three renewal options of five years each.

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

As of February 27, 2015, there were 57 holders of record of our common stock, and the closing price of our common stock was $4.07 per share as reported by the NYSE. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Common Stock Price

The following table shows the high and low sale prices per share of our common stock as reported on The New York Stock Exchange for each quarter during the fiscal year ended January 3, 2015.

	Common Stock Price Range
	2013
Fiscal	High	Low
First Quarter	$6.99	$4.14
Second Quarter	$8.73	$6.32
Third Quarter	$9.87	$7.94
Fourth Quarter	$10.96	$8.05
Year	$10.96	$4.14

	2014
Fiscal	High	Low
First Quarter	$10.38	$5.61
Second Quarter	$7.14	$4.73
Third Quarter	$5.62	$2.95
Fourth Quarter	$4.96	$2.80
Year	$10.38	$2.80

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Roundy’s common stock between February 8, 2012 and January 3, 2015, based on the market price of the common shares and assumes reinvestment of dividends, with the cumulative total return of companies in the Russell 2000 Stock Index and a peer group composed of comparable companies in the grocery retail sector.

	Base Period 2/8/12	INDEXED RETURNS
		Year Ending
Company / Index		12/29/12	12/28/13	01/03/15
Roundy’s Inc.	100	50.90	127.82	59.86
Russell 2000	100	101.87	144.02	150.68
Peer Group	100	97.37	147.68	192.72

(1)	Assumes $100 invested on February 8, 2012, in Roundy’s, Inc., Russell 2000 and the Peer Group, with reinvestment of dividends.
(2)	Peer Group consists of Kroger Co., SUPERVALU Inc., Weis Markets, Inc., Ingles Markets, Inc., Delhaize Group SA (ADR) and Koninklijke Ahold NV (ADR).

Issuer Purchases of Equity Securities

During the year ended January 3, 2015, there were no issuer purchases of equity securities.

Dividend Policy

Prior to December 2, 2013, we historically declared quarterly dividends of approximately $0.12 per share on all outstanding shares of common stock. Because we are a holding company, our cash flow and ability to pay dividends are dependent upon the financial results and cash flows of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise. Distributions from our subsidiaries are subject to applicable law and any restrictions contained in our subsidiaries’ current or future debt agreements.

In addition, we are currently limited in our ability to declare dividends or make distributions on account of our common stock (other than in the form of common stock) under the terms of the 2020 Notes, the 2014 Term Facility and the 2014 Revolving Facility. In particular, the indenture governing the 2020 Notes generally provides that Roundy’s Supermarkets can pay dividends and make other distributions to its parent companies in an amount not to exceed (1) 50% of Roundy’s Supermarket’s consolidated net income for the period beginning September 29, 2013 and ending as of the end of the last fiscal quarter before the proposed payment for which financial statements are available, plus (2) 100% of the aggregate amount of cash and the fair market value of any assets or property received by Roundy’s Supermarkets after December 20, 2013 from the issuance and sale of equity interests of Roundy’s Supermarkets (subject to certain exceptions), plus (3) 100% of the aggregate amount of cash and the fair market value of any assets or property contributed to the capital of Roundy’s Supermarkets after December 20, 2013, plus (4) 100% of the aggregate amount received in cash and the fair market value of assets or property received after December 20, 2013 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that Roundy’s Supermarkets has a consolidated interest coverage ratio for the most recent four fiscal quarters for which financial statements are available of at least 2.0 to 1.0. The restrictions on dividends and other distributions contained in the indenture are subject to certain exceptions, including (1) dividends and other distributions in an aggregate amount not to exceed $10.0 million in any calendar year, with unused amounts being carried forward to future periods and (2) other dividends and distributions in an aggregate amount not to exceed $20.0 million in the aggregate. Under our 2014 Term Facility, Roundy’s Supermarkets is only permitted to declare cash dividends on account of its capital stock for the purpose of funding the issuer’s expected dividend payments in an amount that does not exceed the sum of $30.0 million plus the available amount. The available amount is calculated based on 50% of consolidated net income plus other amounts in a manner similar to the amount available for payment of dividends under the 2020 Notes, provided (a) no payment or insolvency event of default is continuing or would result therefrom and (b) the consolidated senior secured leverage ratio (on a pro forma basis) does not exceed 3.75 to 1.00. Under the 2014 Revolving Facility, Roundy’s Supermarket’s is permitted to make restricted payments, which would include the payment of dividends, provided (a) no default or event of default is continuing under the 2014 Revolving Facility and (b) either (i) the fixed charge coverage ratio is greater than 1.00 to 1.00 and excess availability plus cash and cash equivalents exceeds certain specified amounts (averaged over past 30 days and immediately after giving effect to the transaction); or (ii) excess availability plus cash and cash exceeds certain greater specified amounts (averaged over past 30 days and immediately after giving effect to the transaction).

We paid cash dividends to holders of our equity securities in an aggregate amount of $150.0 million in Fiscal 2010, including approximately $79.2 million on account of our common stock. We did not pay any dividends on account of our common stock during Fiscal 2011. We paid dividends of $26.0 million, $21.7 million and $0.2 million on account of our common stock during Fiscal 2012, 2013 and Fiscal 2014, respectively. Dividend payments in Fiscal 2014 consisted of dividends accrued on vested restricted stock.

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

ITEM 6—SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statement of income, balance sheet, cash flow and operating data for the periods presented and should only be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations and the audited consolidated financial statements and the related notes thereto (in thousands, except for per share data and amounts relating to square feet).

	Fiscal Year
	2010	2011	2012	2013	2014
Statement of Income Data:
Net Sales	$3,097,365	$3,179,124	$3,262,586	$3,352,947	$3,855,156

Costs and Expenses:
Cost of sales	2,264,319	2,327,188	2,398,285	2,468,062	2,841,922
Operating and administrative	701,980	727,183	755,925	798,731	970,691
Goodwill impairment charge	—	—	120,800	—	280,014
Asset impairment charge	—	—	—	—	5,050
Gain on sale of distribution facility	—	—	—	—	(10,084)
Interest expense, current and long-term debt, net	54,438	59,154	42,003	41,761	54,013
Interest expense, dividends on preferred stock	2,401	—	—	—	—
Amortization of deferred financing costs	2,569	3,082	2,173	4,036	2,259
Loss on debt extinguishment (1) (2)	—	—	11,973	—	8,576

	3,025,707	3,116,607	3,331,159	3,312,590	4,152,441

Income (loss) from continuing operations before income taxes	71,658	62,517	(68,573)	40,357	(297,285)
Provision (benefit) for income taxes	29,476	24,879	7,133	14,525	(44,432)

Net income (loss) from continuing operations	42,182	37,638	(75,706)	25,832	(252,853)
Net income (loss) from discontinued operations, net of tax	4,012	10,410	6,457	8,706	(57,014)

Net income (loss)	$46,194	$48,048	$(69,249)	$34,538	$(309,867)

Basic net earnings (loss) per common share:
Continuing operations	$0.93	$1.24	$(1.76)	$0.57	$(5.30)
Discontinued operations	$0.08	$0.34	$0.15	$0.20	$(1.19)

Diluted net earnings (loss) per common share:
Continuing operations	$0.93	$1.24	$(1.76)	$0.57	$(5.30)
Discontinued operations	$0.08	$0.34	$0.15	$0.19	$(1.19)

Weighted average number of common shares outstanding:
Basic	27,384	27,324	43,047	44,949	47,743
Diluted	30,434	30,374	43,047	45,299	47,743

Dividends declared per common share	$2.90	$—	$0.58	$0.48	$—

Cash Flow Financial Data:
Cash provided by (used in):
Operating activities	$40,633	$182,017	$105,734	$104,039	$47,951
Investing activities	(57,754)	(65,868)	(61,554)	(102,578)	1,333
Financing activities	(21,365)	(65,516)	(58,359)	7,828	(72,886)
Depreciation and amortization	75,237	72,949	68,549	69,337	71,276
Capital expenditures	62,932	66,497	62,004	67,109	91,757

Balance Sheet Data (at end of period):
Working capital	$28,215	$79,755	$79,909	$106,121	$75,185
Total assets	1,446,931	1,512,682	1,380,085	1,463,095	1,119,354
Total debt and capital lease obligations (3) (4)	853,773	792,548	670,333	719,319	642,656
Shareholders’ equity (deficit)	152,564	177,175	193,266	226,427	(86,388)

Change in total same-store sales (5)	(0.6%)	0.0%	(2.2%)	(2.2%)	(2.9%)

Operating Data (6):

Total (7):
Number of stores at end of fiscal year	128	131	134	136	148
Average weekly net sales per store (8)	$467	$471	$471	$480	$503
Net sales per average selling square foot (9)	$593	$590	$584	$586	$603
Average store size:
Average total square feet	60,816	61,251	61,498	62,175	62,727
Average selling square feet	40,964	41,518	42,004	42,560	43,334

Wisconsin:
Number of stores at end of fiscal year	122	122	121	121	119
Average weekly net sales per store (8)	$472	$468	$454	$441	$423
Net sales per average selling square foot (9)	$600	$588	$567	$547	$525
Average store size:
Average total square feet	60,863	61,295	61,506	61,810	61,742
Average selling square feet	40,907	41,379	41,685	41,953	41,945

Illinois:
Number of stores at end of fiscal year	1	4	8	13	29
Average weekly net sales per store (8)	$1,008	$1,053	$1,001	$981	$931
Net sales per average selling square foot (9)	$1,053	$1,110	$1,058	$1,026	$953
Average store size:
Average total square feet	65,085	63,295	63,254	66,462	68,020
Average selling square feet	49,754	49,300	49,201	49,729	50,795

(1)	In connection with the completion of our initial public offering on February 13, 2012, Roundy’s Supermarkets, Inc. entered into a new senior credit facility. As a result of this refinancing, we recognized a loss on debt extinguishment of $13.3 million (of which $12.0 million is related to continuing operations).
(2)	On March 3, 2014, Roundy’s Supermarkets, Inc. entered into two new credit facilities, a $460 million term loan and a $220 million asset-based revolving credit facility. As a result of this refinancing, we recognized a loss on debt extinguishment of $9.0 million (of which $8.6 million is related to continuing operations).
(3)	Amounts shown exclude capital lease obligations related to discontinued operations. See Note 5 to our audited consolidated financial statements for additional information related to discontinued operations.
(4)	Amounts shown are net of unamortized discounts of $2,647, $2,147, $8,806, $11,769 and $14,935 at January 1, 2011, December 31, 2011, December 29, 2012, December 28, 2013 and January 3, 2015, respectively.
(5)	Represents the percentage change in our same-store sales as compared to the prior comparable period. Our practice is to include sales from a store in same-store sales beginning on the first day of the fifty-third week following the store’s opening. When a store that is included in same-store sales is remodeled or relocated, we continue to consider sales from that store to be same-store sales. This practice may differ from the methods that other food retailers use to calculate same-store or “comparable” sales. As a result, data in this Annual Report on Form 10-K regarding our same-store sales may not be comparable to similar data made available by other food retailers.
(6)	Operating data has been restated for continuing operations, which excludes the 27 Rainbow stores sold or closed during Fiscal 2014.
(7)	Amounts shown include the Rainbow stores which are accounted for in continuing operations.
(8)	We calculated average weekly net sales per store by dividing net sales by the average number of stores open during the applicable weeks.
(9)	The amount for Fiscal 2014 has been decreased to reflect a 52-week year so as to be comparable to other years presented.

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

Overview

We are a leading Midwest supermarket chain founded in 1872. We have achieved leading market positions in our Wisconsin markets and are the largest grocery retailer in the state of Wisconsin by net sales for Fiscal 2013, based on comparative data that we obtained from Metro Market Studies, Grocery Distribution Analysis and Guide, 2014. As of January 3, 2015, we operated 148 grocery stores in Wisconsin and Illinois under the Pick ’n Save, Copps, Metro Market and Mariano’s retail banners, which are served by our two strategically located distribution facilities and our food processing and preparation commissary.

Our net sales have increased over the last three years due to our expansion in the Illinois market. Also, as of January 3, 2015, we serve as the primary wholesaler for one independent Pick ’n Save retail store.

Since Fiscal 2009, we have been able to grow our net sales as a result of our expansion into the Illinois market , our value positioning and our distinctive merchandising strategies, especially those involving own-brand and perishable goods. In addition, we implemented several cost reduction measures during this period to help support our operating margins and cash flow, including initiatives to improve labor productivity throughout our operations. These initiatives, together with our efficient cost structure, have enabled us to continue to make targeted investments to lower our everyday retail prices in an effort to improve our competitive position within our markets.

During the third quarter of Fiscal 2014, we exited the Minneapolis / St. Paul market by selling or closing all of our stores in that market, which were operated under the Rainbow banner.

During the Fiscal 2014, we also closed our Stevens Point distribution facility and transferred those operations to our Oconomowoc distribution facility. The Stevens Point distribution facility was ultimately sold in the fourth quarter of Fiscal 2014.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own-brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market with plans to open four to five new stores per year in the Chicago market over the next several years.

As of January 3, 2015, we had 29 stores open in the Chicago market. Given its favorable competitive dynamics and attractive demographics, including a large population and above average household income, we believe the Chicago market provides us with a compelling expansion opportunity. We also plan to continue to support our operating margins and cash flow generation by implementing cost reduction measures, including initiatives to reduce inventory shrink and improve labor productivity throughout our operations and by focusing on higher margin products.

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

Our Wisconsin markets also feature relatively stable local economies with diversified employer bases and stable to modestly growing populations. Although our markets have been impacted by the economic downturn, the unemployment rate in Wisconsin is lower than the national average.

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our financial results can be positively impacted in the short term as we sell lower-priced inventory in a higher price environment if we are able to successfully pass those higher prices on to our customers. Over the longer term, the impact of inflation is largely dependent on our ability to pass through inventory price increases to our customers, which is subject to competitive market conditions. During deflationary periods, our operating results are generally adversely affected. In Fiscal 2010, food deflation in the food retail sector moderated and, beginning in early Fiscal 2011, we began to experience inflation in some commodity driven categories, which had a slight negative impact on our gross margins as price competition has partially limited our ability to immediately pass through higher prices on certain products. In Fiscal 2012, we again experienced deflationary trends, some of which were related to pricing and promotional activity, in several key product categories that negatively affected our same-store sales and margins. In Fiscal 2013, we experienced low to moderate inflation which we do not believe materially affected our same-store sales. In Fiscal 2014, we also experienced inflation in certain commodity driven categories, which negatively impacted our gross margins slightly, as we have not been able to pass along higher prices in certain instances.

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

Store Openings and Store Closings

Our operating results in any particular period are impacted by the timing of new store openings and store closings. For example, we typically incur higher than normal employee costs at the time of a new store opening associated with set-up and other opening costs. During the first several months following a new store opening, operating margins are also affected by promotional discounts and other marketing costs and strategies associated with new store openings, as well as higher shrink and costs related to hiring and training new employees. A new store in one of our Wisconsin markets can take a year or more to achieve a level of operating profitability comparable to our company-wide average for existing stores, with a longer time horizon anticipated with respect to our new Chicago stores.

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

Changes in our store base during the periods presented are summarized below:

	Fiscal Year Ended
	12/29/2012	12/28/2013	1/3/2015
Stores at beginning of period	158	161	163
New stores opened	4	5	6
Acquired stores opened	0	0	11
Relocated stores opened	2	0	0
Stores closed but relocated	(3)	0	0
Stores sold	0	0	(20)
Stores closed	0	(3)	(12)

Stores at end of period	161	163	148

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

Our portfolio of own-brand items has increased from approximately 1,600 items at the end of Fiscal 2005 to approximately 7,100 as of January 3, 2015, with the percentage of sales from own-brand items increasing from 8.4% for Fiscal 2005 to 24.5% for Fiscal 2014. Because own-brand items have a lower price point than national brands, as our own-brand sales mix increases, our overall net sales are reduced but our gross profit and gross margin improve.

Developments in Competitive Landscape

The U.S. food retail industry is highly competitive. Our competitors include national, regional and local conventional supermarkets, national and regional supercenters, membership warehouse clubs, and alternative food retailers, such as natural foods stores, smaller specialty stores and farmers’ markets. In any particular financial period, our results of operations may be impacted by changes to the competitive landscape in one or more of our markets, including as a result of existing competitors expanding their presence or new competitors entering our markets. For example, in recent years we have faced increased competition from the continued expansion of supercenters, such as Wal-Mart throughout our Wisconsin markets. In certain cases, the impact of these competitive supercenter openings has caused our net sales to decline in the near term. However, the longer term impact of supercenter openings on our overall net sales and market share is more difficult to predict and is dependent on a number of factors in a particular market, including strength of competition, the competitive response by us and other food retailers, and consumer shopping preferences. In some cases, smaller regional and independent grocers are displaced by supercenter openings, creating an opportunity for us to gain market share.

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

Interest Expense and Loss on Debt Extinguishment

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and changes in the interest rates payable on such indebtedness. In February 2012, we used all of the net proceeds that we received from our initial public offering (“IPO”), together with our indebtedness from our new senior credit facility, to repay all of our outstanding borrowings and other amounts owed under our old credit facilities. In connection with such repayment, we recorded a charge of approximately $8.0 million, net of tax, (of which $7.2 million is related to continuing operations), to write off all of our unamortized deferred financing costs and the unamortized original issue discount as well as prepayment penalties associated with such indebtedness and to reflect the related prepayment premiums. In 2013, we issued $200 million of Senior Secured Second Lien Notes (the “2020 Notes”) and used the proceeds to prepay approximately $148.0 million of our term loan (“2012 Term Loan”) and to fund the Chicago Stores Acquisition. In connection with the prepayment on the 2012 Term Loan, we recorded charge of approximately $2.1 million, net of tax, (of which $2.0 million is related to continuing operations), to write off a portion of our unamortized deferred financing costs and a portion of the unamortized original issue discount on the 2012 Term Loan. In Fiscal 2014, we refinanced our existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”). We used the proceeds from the New Term Facility, together with existing cash, to repay our existing term loan, including all accrued interest thereon and related costs, fees and expenses. In connection with the 2014 Refinancing, we recognized a loss on debt extinguishment of $5.0 million, net of tax, (of which $4.7 million is related to continuing operations), which consisted primarily of the write-off of $4.8 million of previously capitalized financing costs, the $3.6 million write-off of a portion of the unamortized discount on the 2012 Term Loan, and certain fees and expenses of $0.6 million related to the New Term Facility. Going forward, our interest expense will include the amortization of the original issue discounts associated with our debt financing arrangements, including our New Term Facility and the 2020 Notes.

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

In Fiscal 2013, we granted 770,366 shares of restricted stock that will vest upon certain market performance metrics (the “2013 Market Awards”) and 460,717 shares of time-based restricted stock (the “2013 Time-Based

Awards”) to certain employees under the Plan. The 2013 Time-Based restricted stock vests over three years for employees and one year for non-employee directors. The 2013 Market Awards will vest after three years if certain specified market conditions are met. The market-based condition is a comparison of the total shareholder return (“TSR”) of the Company’s stock with the TSR of its peer group over the corresponding three year period as determined by the Compensation Committee of ours Board of Directors. These 2013 Market Awards also include a modifier based on the performance of our operating income as compared to its peer group. The number of shares ultimately vested will be determined based on the TSR metric and operating income results at the conclusion of the third year.

In Fiscal 2014, we granted 990,540 restricted stock units that will convert to common stock upon vesting. Of the total units granted, 543,180 units will vest based upon the passage of time (the “2014 Time-Based Awards”), 212,175 units will vest based upon certain market performance metrics related to TSR (the “2014 Market Awards”) and 235,185 units will vest based upon certain operating income performance metrics (the “2014 Performance Awards”). The 2014 Time-Based Awards vest over three years for employees and one year for non-employee directors. The 2014 Market Awards will vest after three years if certain specified market conditions are met based on the TSR performance of the Company as compared to a peer group. The number of 2014 Market Awards that will ultimately convert from units to shares will be determined based on the TSR metric at the conclusion of the third year and could be up to 200% of the number of units originally granted. The 2014 Performance Awards will vest after three years if certain operating income performance metrics of the Company are met during Fiscal 2014. The number of 2014 Performance Awards that will ultimately convert from units to shares will be determined based on the operating income performance metrics during Fiscal 2014 and vest at the conclusion of the third year and could be up to 200% of the number of units originally granted.

We recorded total stock-based compensation expense of $1.7 million and $2.3 million, both net of tax, in Fiscal 2013 and Fiscal 2014 respectively. We estimate that we will record compensation expense associated with the 2012, 2013 and 2014 grants of approximately $2.3 million for Fiscal 2015, $1.6 million for Fiscal 2016, and approximately $0.3 million for Fiscal 2017, in each case net of tax, and based upon the fair market value of each grant on the day of the grant.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. These key measures include net sales and same-store sales, gross profit, operating and administrative expenses and Adjusted EBITDA.

Net Sales and Same-Store Sales

We evaluate net sales because it helps us measure the impact of economic trends and inflation or deflation, the effectiveness of our marketing, promotional and merchandising activities, the impact of new store openings and store closings, and the effect of competition over a given period. Net sales represent product sales less returns and allowances and sales promotions. We derive our net sales primarily from the operation of retail grocery stores and to a much lesser extent from the independent distribution of food and non-food products to an independently-owned store (less than 1% of total net sales in Fiscal 2014). We recognize retail sales at the point of sale. We do not record sales taxes as a component of retail revenues as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

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

We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, costs incurred in connection with our IPO (or subsequent offerings of Roundy’s common stock), loss on debt extinguishment, certain non-recurring or unusual employee and pension related costs, costs related to acquisitions, costs related to debt financing activities, goodwill and asset impairment charges, gain or loss on the disposition of assets, one-time charges due to the closing of stores or a distribution facility and Adjusted EBITDA from discontinued operations. All of the omitted items are either (i) non-cash items or (ii) items that we do not consider in assessing our on-going operating performance. Because it omits non-cash items, we believe that Adjusted EBITDA is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect our operating performance. Because it omits the other items, we believe Adjusted EBITDA is also more reflective of our on-going operating performance.

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

Basis of Presentation

Our fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. For the last three completed calendar years, our fiscal year ended on December 29, 2012, December 28, 2013 and January 3, 2015. For ease of reference, we identify our fiscal years in this Annual Report on Form 10-K by reference to the calendar year ending nearest to such date. For example, “Fiscal 2014” refers to our fiscal year ended January 3, 2015. Our fiscal years include 12 reporting periods, with an additional week in the eleventh reporting period for 53 week fiscal years. Fiscal 2012 and 2013 included 52 weeks and Fiscal 2014 included 53 weeks.

Results of Continuing Operations

Our results from continuing operations in any particular period are affected by the number of stores we have in operation during that period. The following table summarizes our store network for continuing operations as of the end of each of our last three fiscal years.

	12/29/2012	12/28/2013	1/3/2015
Pick ’n Save	93	93	90
Mariano’s	8	13	29
Copps	25	25	25
Metro Market	3	3	4
Rainbow	5	2	0

Total Company-operated stores - continuing operations	134	136	148

Number of same-stores	129	131	131

The following table sets forth various components of our consolidated statements of operations for Fiscal 2012, 2013 and 2014 from the audited consolidated financial statements included in Item 8—Financial Statements and Supplementary Data in this Annual Report on Form 10-K, expressed both in dollars and as a percentage of net sales for the period indicated.

	Fiscal Year
	2012		2013		2014
Net Sales	$3,262,586	100.0%	$3,352,947	100.0%	$3,855,156	100.0%
Costs and Expenses:
Cost of sales	2,398,285	73.5	2,468,062	73.6	2,841,922	73.7
Operating and administrative	755,925	23.2	798,731	23.8	970,691	25.2
Goodwill impairment charge	120,800	3.7	—	—	280,014	7.3
Asset impairment charge	—	—	—	—	5,050	0.1
Gain on sale of distribution facility	—	—	—	—	(10,084)	(0.3)
Interest expense, current and long-term debt, net	42,003	1.3	41,761	1.2	54,013	1.4
Amortization of deferred financing costs	2,173	0.1	4,036	0.1	2,259	0.1
Loss on debt extinguishment	11,973	0.4	—	—	8,576	0.2

	3,331,159	102.1%	3,312,590	98.8%	4,152,441	107.7%

Income (Loss) from Continuing Operations before Income Taxes	(68,573)	(2.1)	40,357	1.2	(297,285)	(7.7)
Provision (Benefit) for Income Taxes	7,133	0.2	14,525	0.4	(44,432)	(1.2)

Net Income (Loss) from Continuing Operations	$(75,706)	(2.3%)	$25,832	0.8%	$(252,853)	(6.6%)

Fiscal 2014 Compared With Fiscal 2013

Net Sales. Net sales were $3.86 billion for 2014, an increase of $502.2 million, or 15.0% from $3.35 billion for 2013. Same-store sales decreased 2.9%, due to a 4.8% decrease in the number of customer transactions, partially offset by a 2.0% increase in the average transaction size.

Net sales for the Wisconsin markets were $2.71 billion for 2014, a decrease of $53.3 million, or 1.9% from $2.76 billion for 2013. The decrease primarily reflects a 4.2% decrease in same-store sales, partially offset by the impact of an additional week in 2014. The additional week in 2014 provided a benefit of approximately

$53 million in net sales. The decline in same-store sales was due to a 6.0% decrease in the number of customer transactions, partially offset by a 1.9% increase in the average transaction size. Same-store sales continue to be negatively impacted by competitive store openings in our Wisconsin markets.

Net sales for the Illinois market were $1.12 billion for 2014, an increase of $589.1 million, or 110.4% from $533.6 million for 2013. The increase primarily reflects the benefit of new and acquired stores in Illinois, the impact of an additional week in 2014, and a 3.9% increase in same-store sales. The additional week in 2014 provided a benefit of approximately $27 million in net sales. The increase in same-store sales was due to a 1.6% increase in the number of customer transactions and a 2.2% increase in the average transaction size.

As of January 3, 2015, we operated 148 retail grocery stores including 90 Pick ’n Save stores, 25 Copps stores, 29 Mariano’s stores and 4 Metro Market stores.

Gross Profit. Gross profit was $1.01 billion for 2014 and $0.88 billion for 2013. Gross profit, as a percentage of net sales, was 26.3% and 26.4% for 2014 and 2013, respectively. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink (including the effect of the start-up impact of new or acquired Illinois stores) and price investments, partially offset by reduced promotional spend, an increased perishable sales mix and a benefit for the reduction in the LIFO reserve due to the disposition of inventory as a result of the closure of the Stevens Point Warehouse. Gross profit as a percentage of net sales in our Wisconsin and Illinois markets are similar.

Operating and Administrative Expenses. Operating and administrative expenses were $970.7 million for 2014, an increase of $172.0 million, or 21.5%, from $798.7 million for 2013. Operating and administrative expenses, as a percentage of net sales, was 25.2% and 23.8% for 2014 and 2013, respectively. The increase in the rate as a percentage of net sales was primarily due to increased start-up labor costs and higher occupancy and labor costs in new and acquired Illinois stores relative to the chain average, reduced fixed cost leverage in our Wisconsin markets resulting from lower sales, partially offset by the benefit of the additional week in 2014 which allowed for greater leveraging of fixed expenses. We also incurred $1.2 million in severance charges related to the closure of the Stevens Point Warehouse, $1.3 million in severance for corporate employees during Fiscal 2014 and a $7.0 million facility charge for two Wisconsin stores closed during Fiscal 2014.

Goodwill Impairment Charge. During the third quarter of Fiscal 2014, our market capitalization experienced a significant decline. As a result, management updated its annual review of goodwill for impairment and concluded that the carrying amount of goodwill exceeded its estimated fair value, resulting in a pre-tax, non-cash goodwill impairment charge of $280.0 million ($247.1 million after-tax) during Fiscal 2014.

Asset Impairment Charges. During Fiscal 2014, we recognized a non-cash asset impairment charge of $5.1 million related to adjustments to the carrying value of the property and equipment at the Stevens Point Warehouse which closed during Fiscal 2014.

Interest Expense. Interest expense includes interest on our outstanding indebtedness and amortization of deferred financing costs and original issue discount and is net of interest income earned on our invested cash.

Interest expense (including the amortization of deferred financing costs) was $56.3 million for 2014, an increase of $10.5 million, from $45.8 million for 2013. The increase was due primarily to interest expense on the 2020 Notes, partially offset by reduced interest expense on our term loan and the impact of the write-off of $3.5 million of unamortized loan costs in Fiscal 2013.

Loss on Debt Extinguishment. In connection with our debt refinancing in March 2014, we recognized a loss on debt extinguishment of $9.0 million, of which $8.6 million is related to continuing operations.

Income Taxes. Income tax benefit was $44.4 million for 2014, a decrease of $59.0 million, from a provision for income taxes of $14.5 million for 2013. The effective income tax rate was a benefit of (14.9%) for Fiscal 2014 and 36.0% for Fiscal 2013. The negative effective tax rate for 2014 reflects the impact of the goodwill impairment charge recorded during the third quarter of Fiscal 2014, the majority of which was non-deductible for tax purposes. The provision for income taxes and effective tax rate for 2013 included the effects of settlements of certain state income tax matters.

Fiscal 2013 Compared With Fiscal 2012

Net Sales. Net sales were $3.35 billion for 2013, an increase of $90.4 million, or 2.8% from $3.26 billion for 2012. Same-store sales decreased 2.2% due to a 4.4% decrease in the number of customer transactions, partially offset by a 2.2% increase in the average transaction size.

Net sales for the Wisconsin markets were $2.76 billion for 2013, a decrease of $106.3 million, or 3.7% from $2.87 billion for 2012. The decrease primarily reflects a 3.3% decrease in same-store sales. The decline in same-store sales was due to a 5.0% decrease in the number of customer transactions, partially offset by a 1.8% increase in the average transaction size. Our same-store sales were negatively impacted by the effect of competitive store openings, the mix shift to greater generic pharmacy sales and the weak economic environment in our Wisconsin markets.

Net sales for the Illinois market were $533.6 million for 2013, an increase of $235.7 million, or 79.1% from $297.9 million for 2012. The increase primarily reflects the benefit of new stores in Illinois and a 8.2% increase in same-store sales. The increase in same-store sales was due to a 2.7% increase in the number of customer transactions and a 5.3% increase in the average transaction size.

As of December 28, 2013, we operated 163 retail grocery stores including 93 Pick ’n Save stores, 29 Rainbow stores, 25 Copps stores, 13 Mariano’s stores and 3 Metro Market stores. The 27 Rainbow stores that were either sold or closed during Fiscal 2014 are included in discontinued operations.

Gross Profit. Gross profit was $0.88 billion for 2013 and $0.86 billion for 2012. Gross profit, as a percentage of net sales, was 26.4% and 26.5% for 2013 and 2012, respectively. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink, including the effect of the higher perishable mix of Illinois stores and the start-up impact of new Illinois stores, partially offset by reduced promotional spend and an increased perishable sales mix. Gross profit as a percentage of net sales in our Wisconsin and Illinois markets are similar.

Operating and Administrative Expenses. Operating and administrative expenses were $798.7 million for 2013, an increase of $42.8 million, or 5.7%, from $755.9 million for 2012. Operating and administrative expenses, as a percentage of net sales, was 23.8% and 23.2% for 2013 and 2012, respectively. The increase was primarily due to increased occupancy and labor costs related to new stores as well as reduced fixed cost leverage in our Wisconsin markets resulting from lower sales.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $45.8 million for 2013, an increase of $1.6 million, from $44.2 million for 2012. The increase was primarily due to $3.5 million of unamortized loan costs, including $2.0 million of previously capitalized deferred financing costs and $1.5 million of the unamortized original issue discount on the 2012 Term Loan, both of which related to the prepayment on our 2012 Term Loan that occurred during the fourth quarter of 2013, offset by reduced interest rates on our 2012 Term Loan and decreased levels of indebtedness from our debt refinancing in the first quarter of 2012.

Income Taxes. Provision for income taxes was $14.5 million for 2013, an increase of $7.4 million, from $7.1 million for 2012. The effective income tax rates for 2013 and 2012 were 36.0% and (10.4%), respectively. The provision for income taxes and effective tax rate for 2012 reflects the impact of the goodwill impairment charge recorded during the fourth quarter of 2012, the majority of which is non-deductible for tax purposes.

DISCONTINUED OPERATIONS

During the second quarter of 2014, we entered into definitive agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers (“Buyers”), including SUPERVALU INC. (“Rainbow Store Sale”). The aggregate sale price for the 18 Rainbow stores was $65 million in cash plus the proceeds from inventory that was sold to the Buyers at the closing of the Rainbow Store Sale. In addition, as part of the transaction, the Buyers assumed the lease obligations and certain multi-employer pension liabilities related to the acquired stores. The total proceeds received from the Rainbow Store Sale were $76.9 million, resulting in an overall gain of $1.7 million.

In addition, during the second quarter of 2014, we announced our intention to exit the Minneapolis / St. Paul market entirely. The remaining nine Rainbow stores not included in the Rainbow Store Sale were closed during the third quarter of 2014. We recorded a non-cash impairment charge of $11.1 million in the third quarter of Fiscal 2014 related to the assets of the nine Rainbow stores that were closed. We also recorded a $10.0 million closed facility charge during the third quarter of Fiscal 2014 related principally to the lease agreements for the nine closed store locations.

We incurred severance expense of approximately $2.2 million to the employees of the Rainbow stores that were sold or closed during the third quarter of Fiscal 2014.

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, we expect to incur a withdrawal liability related to the multi-employer pension plans in which the affected employees participate. We recorded a charge of $49.7 million for the estimated multi-employer pension withdrawal liability, which represents our best estimate absent demand letters from the multi-employer plans. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. We expect the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate. During the fourth quarter of Fiscal 2014, we received a preliminary notice from one of the plans, which required us to make the first quarterly installment during the fourth quarter of Fiscal 2014, and these quarterly installments will continue for 20 years. The amount of the payment was consistent with our estimates when the initial charge was recorded. The net present value of the liability was determined using a risk free interest rate.

Also in connection with the sale of the 18 Rainbow stores, we have assigned leases and subleases for these stores which expire at various dates through 2026. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations would include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $38.9 million. We believe the likelihood of a liability related to these assigned leases and subleases is remote.

We have accounted for the 27 Rainbow stores that were either included in the Rainbow Store Sale or closed during the third quarter of Fiscal 2014 as discontinued operations. The Consolidated Balance Sheets as of December 28, 2013 and January 3, 2015 and the Consolidated Statements of Operations for Fiscal 2012, Fiscal 2013 and Fiscal 2014 have been reclassified to conform with this presentation.

We have included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs and loss on debt extinguishment charges) for the 27 Rainbow stores within net income (loss) from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of the period to the net assets of the total Company. We have allocated $8.4 million, $6.4 million and $3.8 million of interest to discontinued operations for Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively.

Net income (loss) from discontinued operations, net of tax, as presented in the Consolidated Statements of Operations (Loss) for Fiscal 2012, Fiscal 2013 and Fiscal 2014 is as follows (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Net Sales	$627,951	$596,959	$290,985

Income (loss) from discontinued operations, before income taxes:	$10,083	$10,885	$(79,942)
Gain on disposal of operations, before income taxes:	—	—	1,654

Total income (loss) from discontinued operations before income taxes	10,083	10,885	(78,288)
Income taxes (benefit) on discontinued operations	3,626	2,179	(21,274)

Income (loss) from discontinued operations, net of tax	$6,457	$8,706	$(57,014)

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flow generated from operations and borrowings under our asset-based revolving credit facility. Our principal uses of cash are to provide for working capital, finance capital expenditures, meet debt service requirements and pay stockholder dividends. The most significant components of our working capital are cash, inventories and accounts payable. Our working capital was $75.2 million at January 3, 2015, compared to $106.1 million at December 28, 2013. The decrease in working capital was due to decreased inventories related to discontinued operations and a decrease in cash, partially offset by increases in income tax receivable and prepaid expenses.

At January 3, 2015, we had $58.6 million of cash and cash equivalents and $172.7 million of availability under our New Revolving Facility. We also had an aggregate of $444.7 million of outstanding indebtedness under our New Term Facility (excluding unamortized discount of $9.8 million) and other long-term debt, notes payable of $200.0 million (excluding unamortized discount of $5.1 million), $11.9 million of capital lease obligations (excluding $16.3 million of capital lease obligations related to discontinued operations), no outstanding borrowings under our revolving credit facility and outstanding letters of credit of $29.6 million.

Initial Public Offering

On February 7, 2012, we priced the initial public offering of our common stock which began trading on the New York Stock Exchange on February 8, 2012. On February 13, 2012, we completed our offering of 22,059,091 shares of our common stock at a price of $8.50 per share, which included 14,705,883 shares sold by Roundy’s and 7,353,208 shares sold by existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111.8 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of our IPO were used to pay down the existing debt of Roundy’s Supermarkets, Inc. (“RSI”), the wholly owned operating subsidiary of the Company.

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

2014 Credit Facilities

On March 3, 2014, RSI refinanced its existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”, together with the New Term Facility, the “2014 Credit Facilities”). We used the proceeds from the New Term Facility, together with existing cash, to repay our existing term loan, including all accrued interest thereon and related costs, fees and expenses. The New Term Facility has a maturity date of March 3, 2021; provided that the maturity date will accelerate to September 15, 2020 if our 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”) are not refinanced in full prior to such date. The New Revolving Facility has a maturity date of March 3, 2019.

The New Term Facility bears an interest rate, at our option, of (i) adjusted LIBOR (subject to a minimum floor of 1.00%) plus 4.75% or (ii) a base rate plus 3.75%.

The New Revolving Facility bears an interest rate, at our option, of (i) adjusted LIBOR plus a margin of 1.50%-2.00% per annum or (ii) a base rate plus a margin of 0.50%-1.00% per annum. In either case, the margin is based on RSI’s utilization of the New Revolving Facility. In addition, there is a quarterly fee payable in an amount equal to either 0.25% or 0.375% per annum of the undrawn portion of the New Revolving Facility. We may use borrowings under the New Revolving Facility for ongoing working capital and general corporate purposes and any other use not prohibited by the credit agreement governing the New Revolving Facility. Borrowing availability under the New Revolving Facility at any time is based on the value of certain eligible inventory, accounts receivable and pharmacy prescription files and is subject to additional reserves and other adjustments.

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

The Company used the net proceeds from the issuance of the 2020 Notes to prepay approximately $148 million in principal amount of the Company’s outstanding term loan and to fund the Chicago Stores Acquisition. The

Company capitalized $0.6 million related to an amendment fee paid to lenders of the 2012 Credit Facilities. In addition, the Company expensed $3.5 million of unamortized loan costs, including $2.0 million of previously capitalized financing costs and $1.5 million of the unamortized discount on the Term Loan.

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

Prior Credit Facilities

Prior to the 2014 Refinancing, our long-term debt included a senior credit facility consisting of a $675 million term loan (the ‘‘2012 Term Loan’’) and a $125 million revolving credit facility (the ‘‘2012 Revolving Facility’’ and together with the 2012 Term Loan, the ‘‘2012 Credit Facilities”). Borrowings under the 2012 Credit Facilities bore an interest rate, at our option, of (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%.

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	2012	2013	2014
Net cash provided by operating activities (1)	$105,734	$104,039	$47,951
Net cash (used in) provided by investing activities (1)	(61,554)	(102,578)	1,333
Net cash (used in) provided by financing activities (1)	(58,359)	7,828	(72,886)

Net increase (decrease) in cash and cash equivalents	$(14,179)	$9,289	$(23,602)

Cash and cash equivalents at end of period (2)	$72,889	$82,178	$58,576

(1)	Includes activities from continuing operations and discontinued operations.
(2)	Includes cash and cash equivalents included in assets of discontinued operations.

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

Net cash provided by operating activities in Fiscal 2014 was $48.0 million, compared to $104.0 million in Fiscal 2013. The decrease in cash provided by operating activities was due primarily to reduced operating income, timing of payments for accounts payable and increased interest payments, partially offset by reduced payments for income taxes.

Net Cash (Used in) Provided by Investing Activities. Net cash (used in) provided by investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology, store maintenance and our supply chain, as well as business acquisitions, offset by proceeds on the sale of assets.

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

Net cash provided by investing activities was $1.3 million during Fiscal 2014. Net cash provided during the period related primarily to the proceeds of the Rainbow Store Sale of $76.9 million, the proceeds of the sale of the Stevens Point Warehouse of $15.0 million and proceeds from other asset sales of $1.2 million, partially offset by capital expenditures of $91.8 million.

Net Cash (Used in) Provided by Financing Activities. Net cash (used in) provided by financing activities consists primarily of payments on our debt and capital lease obligations, proceeds from debt borrowing, and payment of dividends to our shareholders.

Net cash used in financing activities was $58.4 million during Fiscal 2012. Net cash used during the period consisted of payments of debt and capital lease obligations of $791.6 million, primarily to refinance our existing indebtedness and related financing costs of $18.2 million, partially offset by the net proceeds from our 2012 Term Loan of $664.9 million and net proceeds from our initial public offering of $111.8 million. In addition, during 2012, we paid dividends to shareholders in the amount of $26.0 million.

Net cash provided by financing activities was $7.8 million during Fiscal 2013. Net cash used during the period consisted of the net proceeds of the 2020 Notes offering of $194.0 million, partially offset by payments of debt and capital lease obligations of $158.9 million, including the prepayment on our 2012 Term Loan of $148.0 million, as well as costs related to the 2020 Notes issuance and credit agreement amendment of $4.6 million and $0.6 million, respectively. In addition, during 2013, we paid dividends to shareholders in the amount of $21.7 million.

Net cash used in financing activities was $72.9 million during Fiscal 2014. Net cash used during the period primarily consisted of payments of debt and capital lease obligations of $536.4 million, primarily to refinance our existing indebtedness, including $15.3 million of payments on our New Term Facility, and related financing costs of $5.7 million, partially offset by the net proceeds from our term loan of $450.8 million and net proceeds from our common stock offering of $19.3 million.

Capital Expenditures

Total capital expenditures for Fiscal 2015 are estimated to be approximately $68-73 million.

Non-GAAP Measures

We present Adjusted EBITDA, a non-GAAP measure, to provide investors with a supplemental measure of our operating performance. We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, costs incurred in connection with our IPO (or subsequent offerings of our Roundy’s common stock), loss on debt extinguishment, certain non-recurring or unusual employee and pension related costs, costs related to acquisitions, costs related to debt financing activities, goodwill and asset impairment charges, gain or loss on the disposition of assets, one-time charges due to the closing of stores or a distribution facility and Adjusted EBITDA from discontinued operations. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following is a summary of the calculation of Adjusted EBITDA for Fiscal 2012, 2013 and 2014 (in thousands):

	Fifty-two Weeks Ended			Fifty-two Weeks Ended			Fifty-three Weeks Ended
	December 29, 2012			December 28, 2013			January 3, 2015
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net Income (loss)	$(75,706)	$6,457	$(69,249)	$25,832	$8,706	$34,538	$(252,853)	$(57,014)	$(309,867)
Interest expense	42,003	6,822	48,825	41,761	6,114	47,875	54,013	3,275	57,288
Provision (benefit) for income taxes	7,133	3,626	10,759	14,525	2,178	16,703	(44,432)	(21,274)	(65,706)
Depreciation and amortization expense	56,990	9,146	66,136	56,264	8,719	64,983	65,496	3,471	68,967
LIFO charge (benefit)	1,343	—	1,343	976	—	976	(3,263)	—	(3,263)
Amortization of deferred financing costs	2,173	240	2,413	4,036	318	4,354	2,259	50	2,309
Non-cash stock compensation expense	1,431	—	1,431	2,765	—	2,765	3,854	—	3,854
Employee severance costs	—	—	—	—	—	—	1,251	2,196	3,447
Asset impairment charges	—	—	—	—	—	—	5,050	11,143	16,193
Goodwill impairment charge	120,800	—	120,800	—	—	—	280,014	—	280,014
Executive recruiting fees and relocation epense	484	—	484	—	—	—	—	—	—
Severance to former executives	904	—	904	—	—	—	—	—	—
Gain on sale of distribution facility	—	—	—	—	—	—	(10,084)	—	(10,084)
(Gain)/Loss on disposition of assets	—	—	—	—	—	—	464	(1,654)	(1,190)
Stevens Point severance and one-time costs	—	—	—	—	—	—	2,016	—	2,016
Closed facility charge	—	—	—	—	—	—	6,989	9,950	16,939
Multi-employer pension withdrawal charges	—	—	—	—	—	—	—	49,697	49,697
Pension withdrawal liability (reversal)	1,006	—	1,006	(1,006)	—	(1,006)	—	—	—
Acquisition costs	—	—	—	375	—	375	—	—	—
Credit agreement amendment fees	—	—	—	604	—	604	—	—	—
One-time IPO expenses	519	—	519	—	—	—		—	—
Loss on debt extinguishment	11,973	1,331	13,304	—	—	—	8,576	472	9,048

Adjusted EBITDA	$171,053	$27,622	$198,675	$146,132	$26,035	$172,167	$119,350	$312	$119,662

Our principal sources of liquidity are cash flows generated from operations and borrowings under our asset-based revolving credit facility. Our principal uses of cash are to meet debt service requirements, finance capital expenditures, make acquisitions and provide for working capital. We expect that current excess cash, cash available from operations and funds available under our asset-based revolving credit facility will be sufficient to fund our operations, debt service requirements and capital expenditures for at least the next 12 months.

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

Contractual Obligations

The following table of material debt and lease commitments for continuing operations at January 3, 2015 (See Notes 9 and 13 to the consolidated financial statements included within Item 8—Financial Statements and Supplementary Data) summarizes the effect these obligations are expected to have on our cash flow in the future periods as set forth in the table below (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Principal on long-term debt (1)	$221	$227	$2,184	$4,841	$4,719	$633,550	$645,742
Interest on long-term debt (2)	46,028	46,022	46,003	45,797	45,527	49,110	278,487
Principal on capital leases	1,238	1,360	1,456	924	449	6,422	11,849
Interest on capital leases	985	874	752	642	579	3,798	7,630
Operating leases	141,799	157,579	154,956	150,462	145,350	1,616,551	2,366,697
Sublease income	(3,701)	(3,280)	(2,459)	(1,946)	(1,393)	(3,725)	(16,504)

Total commitments for continuing operations	$186,570	$202,782	$202,892	$200,720	$195,231	$2,305,706	$3,293,901

(1)	Includes principal payments on our new 2014 Term Facility, 2020 Notes and other long-term debt.
(2)	Includes interest payments on the new 2014 Term Facility. Interest payments have been estimated based on the rate in effect for the new 2014 Term Facility on the date of the 2014 Refinancing. Interest payments do not include interest payments on the 2014 Revolving Facility. While we expect there will be borrowings and interest payments on the new 2014 Revolving Facility, those borrowings and related interest payments cannot be estimated. Interest obligations exclude amounts which have been accrued through January 3, 2015.

As of January 3, 2015, we have $0.3 million of unrecognized tax benefits. We believe it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by $0.3 million in the next twelve months. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities cannot be determined due to uncertainty regarding the timing of future cash outflows associated with these liabilities.

Our purchase obligations are cancelable and therefore not included in the above table.

We have outstanding letters of credit that total approximately $29.6 million at January 3, 2015.

We are required to make contributions to our defined benefit plans. These contributions are required under the minimum funding requirements of Employee Retirement Pension Plan Income Security Act. Our estimated 2015 minimum required contributions to our defined benefit plans are approximately $0.2 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, we are not able to reasonably estimate our future required contributions beyond 2015.

The following table represents our material debt and lease commitments for discontinued operations at January 3, 2015 (See Note 5 the consolidated financial statements included within Item 8—Financial Statements and Supplementary Data) summarizes the effect these obligations are expected to have on our cash flow in the future periods as set forth in the table below (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Principal on estimated multi-employer withdrawal liability (1)	$4,554	$6,087	$4,147	$1,958	$1,990	$30,896	$49,632
Interest on estimated multi-employer withdrawal liability (1)	1,104	1,289	1,118	1,030	971	7,897	13,409
Principal on capital leases	2,500	2,444	2,343	2,081	1,018	5,921	16,307
Interest on capital leases	1,290	1,073	876	673	551	2,051	6,514
Operating leases	6,742	5,781	5,395	4,622	3,817	33,340	59,697
Sublease income	(3,085)	(3,037)	(2,735)	(2,424)	(1,251)	—	(12,532)

Total commitments for discontinued operations	$13,105	$13,637	$11,144	$7,940	$7,096	$80,105	$133,027

(1)	During Fiscal 2014, we exited the Minneapolis / St. Paul market by selling or closing all of our stores in that market. As a result, we expect to incur a withdrawal liability related to the three multi-employer pension plans in which the affected employees participate. We recorded a charge of $49.7 million for the estimated multi-employer pension withdrawal liability, which represents our best estimate absent demand letters from the multi-employer plans. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. We expect the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. During the fourth quarter of Fiscal 2014, we received a preliminary notice from one of the plans, which required us to make the first quarterly payment during the fourth quarter of Fiscal 2014, and these payments will continue for 20 years. The amount of the payment was consistent with our estimates when the initial charge was recorded. In the table above, we have estimated that payments on the other two impacted plans will begin in the second quarter of Fiscal 2015. The timing of these payments may change based on when demand letters are received.

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

Multiemployer Plans

We contribute to one underfunded multi-employer pension plan on behalf of our union-affiliated employees. This underfunding has increased in part due to increases in the costs of benefits provided or paid under these plans as well as lower returns on plan assets. The unfunded liabilities of this plan may result in increased future payments by us and other participating employers. Going forward, our required contributions to this multi-employer plan could increase as a result of many factors, including the outcome of collective bargaining with the unions, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plan and the payment of a withdrawal liability if we choose to exit the plan. We expect meaningful increases in contribution expense as a result of required incremental plan contributions to reduce underfunding. Our risk of future increased payments may be greater if other participating employers withdraw from the plan and are not able to pay the total liability assessed as a result of such withdrawal, or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan.

During the fourth quarter of 2012, we recognized a charge of $1.0 million related to an expected liability for the withdrawal of approximately 3% of our employees who participate in the United Food and Commercial Workers Unions and Employers Pension Fund (“UFCW Fund”). These employees resumed participation in the UFCW Fund and we therefore recognized a $1.0 million benefit during the third quarter of 2013 related to the reversal of the liability that was established in the fourth quarter of 2012. Subsequent to the withdrawal mentioned below, we no longer participate in this plan.

During Fiscal 2014, we exited the Minneapolis / St. Paul market by selling or closing all of its stores in that market. As a result, we expect to incur a withdrawal liability related to the three multi-employer pension plans in which the affected employees participate. We recorded a charge of $49.7 million for the estimated multi-employer pension withdrawal liability, which represents our best estimate absent demand letters from the multi-employer plans. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. We expect the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. During the fourth quarter of Fiscal 2014, we received a preliminary notice from one of the plans, which required us to make the first quarterly installment during the fourth quarter of Fiscal 2014, and these quarterly installments will continue for 20 years. The amount of the payment was consistent with our estimates when the initial charge was recorded. The net present value of the liability was determined using a risk free interest rate.

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

Critical accounting policies reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: inventories, income taxes, discounts and vendor allowances, closed facility commitments, reserves for self-insurance, employee benefit plans, goodwill and impairment of long-lived assets. For a detailed discussion of accounting policies, please refer to the notes to the consolidated financial statements in Item 8—Financial Statements and Supplementary Data.

Senior management of the Company has discussed the development and selection of the following critical accounting policies with the audit committee of our board of directors.

Inventories

Inventories are recorded at the lower of cost or market. Substantially all of our inventories consist of finished goods. Cost is calculated on a FIFO and a LIFO basis for approximately 62% and 38%, and 70% and 30%, of our inventories at December 28, 2013 and January 3, 2015, respectively. We use the link chain method for computing dollar value LIFO, whereby the base year values of beginning and ending inventories are determined using price indexes published by the Bureau of Labor Statistics. We use a combination of the retail inventory method (“RIM”) and weighted average cost method to determine the current cost of inventory before any LIFO reserve is applied. Under RIM, the current cost of inventories and gross margins are calculated by applying a cost-to-retail ratio to the current retail value of inventories. The weighted average cost method is used for our supply chain and perishable store inventories and the RIM method is used for all other inventories. If the FIFO method had been used to determine cost of inventories for which the LIFO method is used, our inventories would have been higher by approximately $24.4 million and $21.2 million as of December 28, 2013 and January 3, 2015, respectively.

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

Employee Benefit Plans

Certain of our employees are covered by noncontributory defined benefit pension plans. U.S. GAAP requires that we recognize in our consolidated balance sheet a liability for plans which are underfunded or unfunded, or an asset for plans which are overfunded. U.S. GAAP also requires that we measure the benefit obligations and fair value of plan assets that determine our plans’ funded status as of our fiscal year end date. We historically have used a December 31 measurement date. For Fiscal 2014, we used a measurement date of January 3, 2015. We record, as a component of accumulated other comprehensive income/(loss), actuarial gains or losses that have not yet been recognized.

The determination of our obligation and expense for Company-sponsored pension plans is dependent upon assumptions we select for use by actuaries in calculating those amounts. Those assumptions are described in Note 11 to our consolidated financial statements and include the discount rate, the expected long-term rate of return on plan assets and the rate of future compensation increases. Actual returns on plan assets and changes in the interest rates used to determine the discount rate are accumulated and amortized over future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions, including the discount rate used and expected return on plan assets, may significantly impact pension expense and cash contributions in the future.

The objective of our discount rate assumptions was intended to reflect the rates at which the pension benefits could be effectively settled. Our methodology for selecting the discount rates as of January 3, 2015 was to match the plans’ cash flows to that of a yield curve that provides the equivalent yields on high-quality fixed income securities for each maturity. Benefit cash flows due in a particular year can theoretically be “settled” by “investing” them in high quality income securities that mature in the same year. The discount rates are the single rates that produce the same present value of cash flows. The selection of the 3.76% weighted average discount rate as of January 3, 2015 represents the equivalent rate constructed under a broad-market yield curve. We utilized a weighted average discount rate of 4.64% as of December 28, 2013. A 100 basis point increase in the discount rate would decrease the projected pension benefit obligation as of January 3, 2015, by approximately $30.5 million.

To determine the expected rate of return on pension plan assets, we consider current and forecasted plan asset allocations as well as historical and forecasted rates of return on various asset categories. For 2013 and 2014, we assumed a pension plan investment return rate of 8.25%. For our fiscal year ending January 2, 2016, we have assumed a pension plan investment return rate of 8.25%.

During Fiscal 2014, the Society of Actuaries finalized new mortality tables and a new mortality improvement scale, which reflect improved life expectancies and an expectation that the trend will continue into the future. For the purposes of measuring the benefit obligation as of January 3, 2015, we used the RP-2014 mortality tables, projected using the MP-2014 mortality improvement scale. The impact on the projected benefit obligation as of January 3, 2015 due to the adoption of the new mortality tables was an increase of $9.9 million.

Goodwill

We have a significant amount of goodwill. As of January 3, 2015, we had goodwill of approximately $297.5 million, of which $173.0 million is related to our Wisconsin financial reporting unit and $124.5 million is related to our Illinois financial reporting unit. As of January 3, 2015, goodwill represented approximately 26.6% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis (as of the first day of the third quarter) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of a reporting unit. If the fair value of any reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying value of goodwill over the implied fair value for each reporting unit.

Prior to the third quarter of Fiscal 2014, the entire group of company-owned retail stores were considered one reporting unit. Subsequent to the second quarter of Fiscal 2014, we reassessed our determination of reporting units based upon the exit from the Minneapolis/St. Paul market, the continued growth of the Mariano’s banner and its management operating structure and determined that we have two financial reporting units. The two financial reporting units identified during Fiscal 2014 are related to our business in Wisconsin comprised of the Pick ’n Save, Copps and Metro Market banners and the Company’s business in Illinois comprised of the Mariano’s banner.

The fair value of each reporting unit of the Company is determined by using both the income approach and market approach. The income approach involves discounting management’s projections of future cash flows and a terminal value discounted at a discount rate which approximates the Company’s weighted average cost of capital (“WACC”). Key assumptions used in the income approach include future sales growth and same-store sales, gross margin and operating expenses trends, depreciation expense, taxes, capital expenditures, changes in working capital and discount rate. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. The internal forecasts used by the Company assume that the Wisconsin market will stabilize and that the Illinois market will experience profitability similar to its Wisconsin stores when the newly opened Mariano’s stores within that market mature. The WACC incorporates equity and debt return rates observed in the market for a group of comparable public companies and is determined using an average debt to equity ratio of selected comparable public companies. The terminal value is based upon the projected cash flow for the final projected year, and is calculated using estimates of growth of the net cash flows based on our estimate of stable growth for each financial reporting unit. The market approach is based upon observed transactions in the marketplace, evidenced by trading multiples based upon estimated and actual sales and EBITDA. The sales and earnings multiples selected by the Company are based upon the average multiples of comparable public companies and then adjusted for factors including forecast risk, growth and profitability.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Determining fair value using an income approach requires that we make significant estimates and assumptions, including management’s long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization, and could change and therefore impact the fair value of our reporting units. The inputs and assumptions used in the determination of fair value are considered level 3 inputs within the fair value hierarchy.

Changes in the key assumptions used to determine fair value, including changes in estimates of future cash flows caused by unforeseen events or changes in market conditions could negatively affect one or both of our reporting units’ fair value and ultimately result in an impairment charge. We continuously monitor for events and circumstances that could negatively impact the key assumptions used in determining fair value of the reporting unit. Factors that could cause us to change our estimates of future cash flows include successful efforts by our competitors to gain market share in our Wisconsin markets resulting in decreased sales and earnings projections for the Wisconsin markets, unsuccessful implementation of our expansion in the Illinois market resulting in less than expected sales and earnings for the Illinois market, an increased competitive environment in any of our markets, our inability to compete effectively with other retailers, our inability to maintain price competitiveness and a deterioration in general economic conditions. Additional changes to the key assumptions that could negatively affect the fair value of our reporting units include changes to discount rates, fluctuations in the valuations of comparable company valuations and volatility in our stock price. In addition, a reduction in the estimated replacement cost for similar fixed assets could result in a decrease in the estimated fair value of our fixed assets, and declines in the market rents for properties similar to those that we occupy could result in a decrease in the estimated fair value of our intangible lease rights. Please see Results of Continuing Operations for a discussion of any factors that are currently present that may impact the fair value of the Company. Based on our annual impairment testing completed at the beginning of the third quarter of Fiscal 2011, 2012 and 2013, no impairment of goodwill was indicated. During the fourth quarter of Fiscal 2012, our market capitalization experienced a significant decline. As a result, management believed that there were circumstances evident which indicated that the fair value of our reporting unit could be below its carrying amount and management therefore updated its annual review of goodwill for impairment that had been completed as of the first day of the third quarter. With the assistance of a third party valuation firm, we completed the first step of the impairment evaluation process in comparing the fair value of our reporting unit to its carrying value. At that time the carrying value exceeded the fair value of our reporting unit and therefore, we completed the second step of the impairment evaluation. The second step calculates the implied fair value of the goodwill, which is compared to the carrying value of goodwill. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of the goodwill. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of the goodwill exceeded the implied fair value of goodwill, which resulted in a non-cash, pre-tax impairment charge of $120.8 million ($106.4 million, net of taxes) during the fourth quarter of Fiscal 2012.

In accordance with our policy, we qualitatively assessed our goodwill balance in our two reporting units for indicators of impairment as of the first day of the third quarter of Fiscal 2014. During the third quarter of Fiscal 2014, our market capitalization experienced a sustained significant decline. As a result, management concluded that there were circumstances evident which indicated that the fair value of our reporting units could be below their carrying amounts. With the assistance of a third party valuation firm, we completed the first step of the impairment evaluation process in comparing the fair value of our reporting units to their carrying value. At that time the carrying value exceeded the fair value of our financial reporting units and, therefore, we completed the second step of the impairment evaluation. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of the goodwill exceeded the implied fair value of goodwill, which resulted in a non-cash, pre-tax impairment charge of $280.0 million ($247.1 million, net of income taxes) during the third quarter of Fiscal 2014.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates. We manage interest rate risk through the use of fixed and variable interest rate debt and interest rate hedging. The 2014 Credit Facilities provide a floor in the rates under which we are charged interest expense. Currently, the LIBOR rate is below the interest rate floor included in the 2014 Credit Facilities. Should the LIBOR rate exceed the floor provided in the 2014 Credit Facilities agreement, we would be required to make higher interest payments than we are currently making. On August 27,

2013, we entered into two one-year forward starting interest rate swaps (the “Swap”), which will mature on August 27, 2016, to hedge cash flows related to interest payments on a $75 million notional amount related to the 2012 Term Loan. On March 3, 2014, we completed the 2014 Refinancing and the Swap was not amended. Due to a change in certain of the critical terms of the New Term Facility, specifically the change in the interest rate floor, a certain portion of the Swap was deemed ineffective for Fiscal 2014. The amount is considered immaterial. The Swap effectively fixes the interest rate for $75 million of the New Term Facility. The Swap involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the duration of the Swap without an exchange of the underlying principal amount. In accordance with ASC 815, we designated the Swap as a cash flow hedge. Even after giving effect to the Swap, we are exposed to risks due to fluctuations in the market value of the Swap and changes in interest rates with respect to the portion of our New Term Facility that is not covered by the Swap. A one percentage point increase in LIBOR above the 1.25% minimum floor would cause an increase to the interest expense on our borrowings under the New Term Facility of approximately $3.7 million, after giving effect to the Swap. We may engage in additional hedging activities related to our interest rate risk from time to time in the future.

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

Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Roundy’s, Inc.;

We have audited the accompanying consolidated balance sheets of Roundy’s, Inc. as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roundy’s, Inc. at January 3, 2015 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Roundy’s, Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Roundy’s, Inc.;

We have audited Roundy’s, Inc. internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Roundy’s, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Roundy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Roundy’s, Inc. as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended January 3, 2015 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 13, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Net Sales	$3,262,586	$3,352,947	$3,855,156

Costs and Expenses:
Cost of sales	2,398,285	2,468,062	2,841,922
Operating and administrative	755,925	798,731	970,691
Goodwill impairment charge	120,800	—	280,014
Asset impairment charge	—	—	5,050
Gain on sale of distribution facility	—	—	(10,084)
Interest:
Interest expense, current and long-term debt, net	42,003	41,761	54,013
Amortization of deferred financing costs	2,173	4,036	2,259
Loss on debt extinguishment	11,973	—	8,576

	3,331,159	3,312,590	4,152,441

Income (Loss) from Continuing Operations before Income Taxes	(68,573)	40,357	(297,285)

Provision (Benefit) for Income Taxes	7,133	14,525	(44,432)

Net Income (Loss) from Continuing Operations	(75,706)	25,832	(252,853)

Net Income (Loss) from Discontinued Operations, Net of Tax	6,457	8,706	(57,014)

Net Income (Loss)	$(69,249)	$34,538	$(309,867)

Basic net earnings (loss) per common share:
Continuing operations	$(1.76)	$0.57	$(5.30)
Discontinued operations	$0.15	$0.20	$(1.19)

Diluted net earnings (loss) per common share:
Continuing operations	$(1.76)	$0.57	$(5.30)
Discontinued operations	$0.15	$0.19	$(1.19)

Weighted average number of common shares outstanding:
Basic	43,047	44,949	47,743
Diluted	43,047	45,299	47,743

Dividends declared per share	$0.58	$0.48	$—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Net Income (Loss)	$(69,249)	$34,538	$(309,867)

Other Comprehensive Income (Loss):
Employee benefit plans funded status	(1,455)	18,764	(25,541)
Interest rate swap fair value adjustment		(264)	(80)

Other Comprehensive Income (Loss)	(1,455)	18,500	(25,621)

Comprehensive Income (Loss)	$(70,704)	$53,038	$(335,488)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 28, 2013	January 3, 2015
Assets
Current Assets:
Cash and cash equivalents	$78,214	$58,576
Notes and accounts receivable, less allowance for losses of $557 and $1,005, respectively	36,700	39,009
Merchandise inventories	268,281	275,457
Prepaid expenses	9,219	21,536
Income tax receivable	1,704	14,818
Deferred income taxes	8,086	4,439
Current assets of discontinued operations	46,343	6,518

Total current assets	448,547	420,353

Property and Equipment, net	301,926	320,263

Other Assets:
Other assets, net of amortization of certain intangible assets	59,846	53,244
Long-term assets of discontinued operations	75,239	27,971
Goodwill	577,537	297,523

Total other assets	712,622	378,738

Total assets	$1,463,095	$1,119,354

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$221,014	$234,572
Accrued wages and benefits	31,240	37,141
Other accrued expenses	42,541	51,861
Current maturities of long-term debt and capital lease obligations	1,322	1,459
Income taxes payable	127	—
Current liabilities of discontinued operations	46,182	20,135

Total current liabilities	342,426	345,168

Long-term Debt and Capital Lease Obligations	717,997	641,197
Deferred Income Taxes	77,826	40,444
Other Liabilities	69,502	106,940
Long-term Liabilities of Discontinued Operations	28,917	71,993

Total liabilities	1,236,668	1,205,742

Commitments and Contingencies

Shareholders’ Equity (Deficit):
Preferred stock (5,000 shares authorized at 12/28/13 and 1/3/2015, respectively, $0.01 par value, 0 shares at 12/28/13 and 1/3/15, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 46,777 shares and 49,334 shares at 12/28/13 and 1/3/15, respectively, issued and outstanding)	468	493
Additional paid-in capital	116,874	140,004
Retained earnings (accumulated deficit)	137,545	(172,804)
Accumulated other comprehensive loss	(28,460)	(54,081)

Total shareholders’ equity (deficit)	226,427	(86,388)

Total liabilities and shareholders’ equity	$1,463,095	$1,119,354

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(69,249)	$34,538	$(309,867)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Goodwill impairment charge	120,800	—	280,014
Asset impairment charges	—	—	16,193
Multi-employer pension withdrawal charge	—	—	49,697
Depreciation of property and equipment and amortization of intangible assets	66,136	64,983	68,967
Amortization of deferred financing costs	2,413	4,354	2,309
Gain on sale of distribution facility	—	—	(10,084)
Gain on sale of discontinued operations	—	—	(1,654)
(Gain) loss on sale of property and equipment and other assets	(438)	125	(300)
LIFO charge (benefit)	1,343	976	(3,263)
Deferred income taxes	(5,659)	3,894	(42,132)
Loss on debt extinguishment	13,304	—	9,048
Amortization of debt discount	1,381	3,040	2,476
Stock-based compensation expense	1,431	2,765	3,854
Changes in operating assets and liabilities, net of the effect of business acquisitions:
Notes and accounts receivable	(651)	(5,720)	(338)
Merchandise inventories	(7,479)	(10,425)	17,713
Prepaid expenses	9,174	(161)	(8,579)
Other assets	329	360	78
Accounts payable	(4,824)	11,194	(22,185)
Accrued expenses and other liabilities	(21,458)	2,312	16,005
Income taxes	(819)	(8,196)	(20,001)

Net cash flows provided by operating activities (1)	105,734	104,039	47,951

Cash Flows From Investing Activities:
Capital expenditures	(62,004)	(67,109)	(91,757)
Proceeds from Rainbow Store Sale	—	—	76,907
Proceeds from sale of distribution facility	—	—	14,988
Proceeds from sale of property and equipment and other assets	450	531	1,195
Payment for business acquisitions	—	(36,000)	—

Net cash flows (used in) provided by investing activities (1)	(61,554)	(102,578)	1,333

Cash Flows From Financing Activities:
Dividends paid to common shareholders	(25,998)	(21,676)	(150)
Payments of withholding taxes for vesting of restricted stock shares	—	(390)	(719)
Borrowings on revolving credit facility	117,500	54,750	478,000
Payments made on revolving credit facility	(117,500)	(54,750)	(478,000)
Proceeds from long-term borrowings	664,875	—	450,800
Issuance of notes	—	193,998	—
Payments of debt and capital lease obligations	(791,610)	(158,902)	(536,432)
Issuance of common stock, net of issuance costs	112,540	—	19,301
Debt issuance and refinancing fees and related expenses	(18,166)	(4,566)	(5,686)
Credit agreement amendment fees and expenses	—	(636)	—

Net cash flows (used in) provided by financing activities (1)	(58,359)	7,828	(72,886)

Net (Decrease) Increase in Cash and Cash Equivalents	(14,179)	9,289	(23,602)

Cash and Cash Equivalents, Beginning of Year (2)	87,068	72,889	82,178

Cash and Cash Equivalents, End of Year (2)	$72,889	$82,178	$58,576

Supplemental Cash Flow Information:
Cash paid for interest	$53,484	$44,195	$59,480
Cash paid (refunded) for income taxes	17,237	21,005	(3,573)

(1)	Includes activities from continuing operations and discontinued operations.
(2)	Includes cash and cash equivalents included in assets of discontinued operations.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	10	$1,044	27,072	$271	$—	$221,365	$(45,505)	$177,175

Net loss	—	—	—	—	—	(69,249)	—	(69,249)
Conversion of preferred stock to common stock	(10)	(1,044)	3,050	31	1,013	—	—	—
Issuance of common stock, net of issuance costs	—	—	14,706	147	111,684	—	—	111,831
Restricted stock grants, net of forfeitures	—	—	830	8	1,423	—	—	1,431
Rounding of partial shares held prior to stock split	—	—	(4)	—	—	—	—	—
Common stock dividends	—	—	—	—	—	(26,467)	—	(26,467)
Employee benefit plans, net of ($971) tax	—	—	—	—	—	—	(1,455)	(1,455)

Balance, December 29, 2012	—	—	45,654	457	114,120	125,649	(46,960)	193,266

Net income	—	—	—	—	—	34,538	—	34,538
Restricted stock grants, net of forfeitures	—	—	1,181	11	2,754	—	—	2,765
Withholding tax on restricted stock grant vesting	—	—	(58)	—	—	(357)	—	(357)
Common stock dividends	—	—	—	—	—	(22,285)	—	(22,285)
Employee benefit plans, net of $12,665 tax	—	—	—	—	—	—	18,764	18,764
Interest rate swap fair value, net of ($176) tax	—	—	—	—	—	—	(264)	(264)

Balance, December 28, 2013	—	—	46,777	468	116,874	137,545	(28,460)	226,427

Net loss	—	—	—	—	—	(309,867)	—	(309,867)
Issuance of common stock, net of issuance costs	—	—	2,948	29	19,272	—	—	19,301
Restricted stock grants, net of forfeitures	—	—	(296)	(4)	3,858	—	—	3,854
Withholding tax on restricted stock grant vesting	—	—	(95)	—	—	(650)	—	(650)
Accrued restricted stock dividend forfeitures	—	—	—	—	—	168	—	168
Employee benefit plans, net of ($17,027) tax	—	—	—	—	—	—	(25,541)	(25,541)
Interest rate swap fair value, net of ($53) tax	—	—	—	—	—	—	(80)	(80)

Balance, January 3, 2015	—	$—	49,334	$493	$140,004	$(172,804)	$(54,081)	$(86,388)

See notes to consolidated financial statements.

ROUNDY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 29, 2012, DECEMBER 28, 2013 AND JANUARY 3, 2015

1. ORGANIZATION

Roundy’s, Inc. (“Roundy’s” or the “Company”) is a corporation formed in 2010 for the purpose of owning and operating Roundy’s Acquisition Corp. (“RAC”), and its 100% owned subsidiary, Roundy’s Supermarkets, Inc. (“RSI”).

Roundy’s is a leading food retailer in the state of Wisconsin. As of January 3, 2015, Roundy’s owned and operated 148 retail grocery stores, of which 119 are located in Wisconsin and 29 are located in Illinois. Roundy’s also distributes a full line of food and non-food products from two wholesale distribution facilities and provides services to one independent licensee retail grocery store in Wisconsin.

As discussed in Note 5 below, in the third quarter of Fiscal 2014, the Company exited the Minneapolis / St. Paul market by selling or closing all of its stores in that market.

As discussed in Note 6 below, during the third quarter of Fiscal 2014, the Company closed its Stevens Point distribution facility and transferred those operations to its Oconomowoc distribution facility. The Stevens Point distribution facility was subsequently sold in the fourth quarter of Fiscal 2014.

Initial Public Offering—On February 7, 2012, Roundy’s priced the initial public offering (the “IPO”) of its common stock which began trading on the New York Stock Exchange on February 8, 2012. On February 13, 2012, Roundy’s completed the offering of 22,059,091 shares of its common stock at a price of $8.50 per share, which included 14,705,883 shares sold by Roundy’s and 7,353,208 shares sold by existing shareholders. Roundy’s received approximately $125.0 million in gross proceeds from the IPO, or approximately $111.8 million in net proceeds after deducting the underwriting discount and expenses related to the offering. The net proceeds of the IPO were used to pay down RSI’s existing debt.

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

Reclassifications—The Company has classified the 27 Rainbow stores which were sold or closed in the third quarter of Fiscal 2014 as discontinued operations for the years ended December 29, 2012, December 28, 2013 and January 3, 2015. Prior year balances have been reclassified to conform with the current presentation of discontinued operations. Unless otherwise indicated, references to the Consolidated Statement of Operations and the Consolidated Balance Sheet in the Notes to the Consolidated Financial Statements exclude all amounts related to discontinued operations. See Note 5 for additional information regarding the discontinued operations.

Fiscal Year—The Company’s fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The years ended December 29, 2012 (“Fiscal 2012”) and December 28, 2013 (“Fiscal 2013”) included 52 weeks. The year ended January 3, 2015 (“Fiscal 2014”) included 53 weeks.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates on an ongoing basis, including those related to allowances for doubtful accounts and notes receivable, valuation of inventories, self-insurance reserves, closed facilities reserves, purchase accounting estimates, useful lives for depreciation and amortization of property and equipment, litigation based on currently available information and withdrawal liabilities for multi-employer pension plans related to discontinued operations, as discussed in Note 5. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

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

The Company records deferred revenue when Roundy’s gift cards are sold. A sale is then recognized when the gift card is redeemed to purchase product from the Company. Gift card breakage is recognized when redemption is deemed remote. The amount of breakage has not been material in Fiscal 2012, Fiscal 2013 or Fiscal 2014.

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

Vendor allowances for volume and other program allowances and allowances to fund advertising related expenses from continuing operations totaled $99.2 million, $90.3 million and $95.0 million for Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively.

Operating and Administrative Expenses—Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses and other expenses associated with facilities unrelated to supply chain operations, internal management expenses and expenses for finance, legal, business development, human resources, purchasing and other administrative departments. Pre-opening costs associated with opening new and remodeled stores are expensed as incurred. The Company expenses advertising costs as incurred. Advertising expenses from continuing operations totaled $19.6 million, $20.1 million, and $21.8 million for Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively.

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

Comprehensive Income (Loss)—Comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders’ equity in the consolidated statements of shareholders’ equity (deficit). The Company’s other comprehensive income (loss) is comprised of the adjustments for pension liabilities and the fair value of interest rate swaps.

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

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements as of January 3, 2015, which is an interest rate swap liability of $0.6 million. Interest rate derivatives are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy. The fair value of the interest rate swap as of December 28, 2013 was a liability of $0.4 million.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable and accounts payable approximated fair value as of January 3, 2015.

Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $28.2 million and $24.3 million, as of December 28, 2013 and January 3, 2015, respectively. Included in the fair value of capital lease obligations is $16.0 million and $11.3 million as of December 28, 2013 and January 3, 2015, respectively, related to the capital lease obligations for the nine Rainbow stores that were closed during the third quarter of Fiscal 2014 and the capital lease obligations for the 18 Rainbow stores that were sold during the third quarter of Fiscal 2014, both of which are included in liabilities of discontinued operations on the Consolidated Balance Sheet. The Company considers the fair value of the capital leases to be Level 2 within the fair value hierarchy.

Based on recent open market transactions of the Company’s New Term Facility and the 2020 Notes, the fair value of long-term debt, including current maturities, is approximately $732.7 million and $600.9 million as of December 28, 2013 and January 3, 2015, respectively. The Company considers the fair value of the New Term Facility and 2020 Notes to be Level 2 within the fair value hierarchy.

Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. Accounts payable includes $53.2 million and $71.6 million at December 28, 2013 and January 3, 2015, respectively, of checks written in excess of related bank balances but not yet presented to banks for collection.

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

Inventories—Inventories are recorded at the lower of cost or market. Substantially all of the Company’s inventories consist of finished goods. Cost is calculated on a first-in-first-out (“FIFO”) and last-in-first-out (“LIFO”) basis for approximately 62% and 38%, and 70% and 30%, of inventories at December 28, 2013 and January 3, 2015, respectively. If the FIFO method was used to calculate the cost for the Company’s entire inventory, inventories would have been approximately $24.4 million and $21.2 million greater at December 28, 2013 and January 3, 2015, respectively.

Additionally, cost of sales would have been approximately $0.3 million greater during Fiscal 2012, $0.2 million greater during Fiscal 2013, and $0.4 million greater during Fiscal 2014, respectively, had the Company not experienced a reduction in inventory quantities that are valued under the LIFO method.

Cost is determined using the retail inventory method for all retail inventories, which totals approximately 66% and 74% of total inventories at December 28, 2013 and January 3, 2015, respectively. Cost for supply chain inventory is determined based on the weighted average costing method and such inventory totals 34% and 26% of total inventories at December 28, 2013 and January 3, 2015, respectively.

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

Interest Rate Risk Management—In August 2013, the Company entered into two one-year forward starting interest rate swaps. The Company accounts for derivatives in accordance with the provisions of FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which requires companies to recognize all of its derivative instruments as either an asset or liability in the balance sheet at fair value.

Long-Lived Assets—Long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of such assets to the undiscounted future cash flows expected to be generated by the assets. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the carrying amount of the asset exceeds its fair value. The Company considers factors such as current results, trends and future prospects, current market value, and other economic and regulatory factors in performing these analyses. Except for the assets at the Company’s Stevens Point Warehouse as explained in Note 6, the Company determined that no long-lived assets were impaired in Fiscal 2012, Fiscal 2013 and Fiscal 2014, other than goodwill in Fiscal 2012 and Fiscal 2014 as described below.

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

For Fiscal 2012 and Fiscal 2013, the Company determined that it had one financial reporting unit. During the third quarter of Fiscal 2014, the Company reassessed its determination of reporting units based upon the exit from the Minneapolis/St. Paul market, the continued growth of the Mariano’s banner and its management operating structure and determined that it has two financial reporting units. The two financial reporting units identified by the Company during Fiscal 2014 are related to the Company’s business in Wisconsin comprised of the Pick ’n Save, Copps and Metro Market banners and the Company’s business in Illinois comprised of the Mariano’s banner.

The fair value of each reporting unit of the Company is determined by using an income approach based on the discounted cash flows of the reporting unit and a market approach based on comparable market values of the reporting unit, which are considered Level 3 inputs. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If the fair value of any reporting unit is less than its carrying amount, the fair value of the implied goodwill is calculated as the difference between the fair value of the reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. An impairment charge is recorded for any excess of the carrying amount of goodwill over the implied fair value for each reporting unit.

The Company completed its annual impairment reviews for Fiscal 2012 and Fiscal 2013 and concluded there was no impairment of goodwill. During the fourth quarter of Fiscal 2012, the Company’s market capitalization experienced a significant decline. As a result, management believed that there were circumstances evident which indicated that the fair value of the Company’s reporting unit could be below its carrying amount and management therefore updated its annual review of goodwill for impairment that had been completed as of the first day of the third quarter. With the assistance of a third party valuation firm, the Company completed the first step of the impairment evaluation process in comparing the fair value of its reporting unit to its carrying value. At that time the carrying value exceeded the fair value of the Company’s reporting unit and therefore, the Company completed the second step of the impairment evaluation. The second step calculates the implied fair value of the goodwill, which is compared to the carrying value of goodwill. The implied fair value of goodwill is calculated by valuing all of the tangible and intangible assets of the reporting unit at the hypothetical fair value, assuming the reporting unit had been acquired in a business combination. The excess fair value of the entire reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of the goodwill. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of the goodwill exceeded the implied fair value of goodwill, which resulted in a non-cash, pre-tax impairment charge of $120.8 million ($106.4 million, net of taxes) during the fourth quarter of 2012.

In accordance with the Company’s policy, the Company qualitatively assessed its goodwill balance in its two reporting units for indicators of impairment as of the first day of the third quarter of Fiscal 2014. During the third quarter of Fiscal 2014, the Company’s market capitalization experienced a sustained significant decline. As a result, management concluded that there were circumstances evident which indicated that the fair value of the Company’s reporting units could be below their carrying amounts. With the assistance of a third party valuation firm, the Company completed the first step of the impairment evaluation process in comparing the fair value of its reporting units to their carrying value. At that time the carrying value exceeded the fair value of our financial reporting units and therefore, the Company completed the second step of the impairment evaluation. Based upon the calculation of the implied fair value of goodwill, it was determined that the carrying value of the goodwill exceeded the implied fair value of goodwill, which resulted in a non-cash, pre-tax impairment charge of $280.0 million ($247.1 million, net of income taxes) during the third quarter of Fiscal 2014.

The testing for impairment of goodwill requires the extensive use of management judgment and financial estimates including weighted average cost of capital, future revenue, profitability, cash flows and fair values of assets and liabilities.

The change in the net carrying amount of goodwill consisted of the following (in thousands):

	Year Ended
	December 28, 2013	January 3, 2015
Balance at beginning of year:
Goodwill	$694,137	$698,337
Accumulated impairment losses	(120,800)	(120,800)

Balance at beginning of year	573,337	577,537
Activity during the year:
Acquistion activity	4,260	—
Impairment charge	—	(280,014)
Adjustment to acquisition liabilities, net of tax	(60)	—

Balance at end of year:
Goodwill	698,337	698,337
Accumulated impairment losses	(120,800)	(400,814)

Balance at end of year	$577,537	$297,523

In connection with the sale of the Rainbow stores, the Company allocated $32.6 million of goodwill to discontinued operations. As of January 3, 2015, the goodwill has been written off and included as part of the gain on the sale of the 18 Rainbow stores. Amounts included in the rollforward have been adjusted to show this reclassification to discontinued operations.

As of January 3, 2015, the Company had goodwill of approximately $297.5 million, of which $173.0 million is related to the Wisconsin financial reporting unit and $124.5 million is related to the Illinois financial reporting unit.

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

Trademarks—Trademarks, which have indefinite lives, are not amortized but are evaluated annually for impairment. The review consists of comparing the estimated fair value to the carrying value. Fair value of the Company’s trade names is determined primarily by discounting an assumed royalty value applied to management’s estimate of projected future revenues associated with the trade name. The royalty cash flows are discounted using rates based on the weighted average cost of capital. There was no impairment in Fiscal 2012, Fiscal 2013 or Fiscal 2014.

Self-Insurance— During Fiscal 2013, the Company was self-insured for potential liabilities for workers’ compensation, general liability and employee pharmacy prescriptions. In Fiscal 2012 and Fiscal 2014, the Company was also self-insured for employee health care benefits. It is the Company’s policy to record the liability based on claims filed and a consideration of historical claims experience, demographic factors and other actuarial assumptions for those claims incurred but not yet reported. Any projection of losses concerning these claims is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. A summary of the changes in the Company’s self-insurance liability is as follows (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Balance at beginning of year	$22,932	$25,108	$19,643
Claim payments	(72,502)	(31,862)	(62,522)
Reserve accruals	74,678	26,397	70,659

Balance at end of year	$25,108	$19,643	$27,780

Closed Facilities Reserve—When a facility is closed, the remaining net book value of the property, net of expected salvage value, is charged to operations. For properties under lease agreements, the present value of any remaining future liability under the lease, net of estimated sublease income, is expensed at the time the use of the property is discontinued and is classified as operating and administrative expense. The liabilities for leases of closed facilities are paid over the remaining lease term. Adjustments to closed facility reserves primarily relate to changes in sublease income or actual costs differing from original estimates, and are recognized in the period in which the adjustments become known.

The following table provides the activity in the liability for closed stores (in thousands):

	Year Ended
	December 28, 2013	January 3, 2015
Balance at beginning of year	$8,636	$7,428
Charges for closed stores	363	7,531
Payments	(1,511)	(1,273)
Adjustments	(60)	(48)

Balance at end of year	$7,428	$13,638

Concentrations of Risk—Certain of the Company’s employees are covered by collective bargaining agreements. As of January 3, 2015, the Company had 43 union contracts covering approximately 62% of its employees. Of these contracts, none were expired as of January 3, 2015. There are 26 union contracts that expire in 2015. In the aggregate, contracts not yet negotiated or expiring in 2015 cover approximately 13% of the Company’s employees. The remaining 17 contracts expire in 2016 through 2019. The Company believes that its relationships with its employees are good; therefore, it does not anticipate significant difficulty in renegotiating these contracts.

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

4. ACQUISITION

On December 20, 2013, the Company acquired eleven Dominick’s stores from Safeway in a $36 million cash transaction. As a result of the transaction, the Company assumed the operating leases for ten of the stores and a capital lease liability for one store. As of January 3, 2015, the Company has re-opened all of these stores under the Company’s Mariano’s banner. The transaction enables the Company to expand its presence in the Chicago market and accelerate the number of Mariano’s locations, the Company’s growth banner. The Company paid an amount in excess of the fair value of the assets acquired and recorded goodwill of approximately $4.3 million. The amount of goodwill recorded in connection with the transaction is entirely tax deductible over a 15-year period.

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

During the third quarter of Fiscal 2014, the Company recognized a net of tax loss of $0.3 million related to the write-off of certain Dominick’s equipment which the Company did not deploy.

5. DISCONTINUED OPERATIONS

During the second quarter of Fiscal 2014, the Company entered into definitive agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers (“Buyers”), including SUPERVALU INC. (“Rainbow Store Sale”). The aggregate sale price for the 18 Rainbow stores was $65 million in cash plus the proceeds from inventory that was sold to the Buyers at the closing of the Rainbow Store Sale. In addition, as part of the transaction, the Buyers assumed the lease obligations and certain multi-employer pension liabilities related to the acquired stores. The total proceeds received from the Rainbow Store Sale were $76.9 million, resulting in an overall gain of $1.7 million.

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

In addition, during the second quarter of Fiscal 2014, the Company announced its intention to exit the Minneapolis / St. Paul market entirely. The remaining nine Rainbow stores not included in the Rainbow Store Sale were closed during the third quarter of Fiscal 2014. The Company recorded a non-cash impairment charge of $11.1 million in the third quarter of Fiscal 2014 related to the assets of the nine Rainbow stores that were closed. The Company also recorded a $10.0 million closed facility charge during the third quarter of Fiscal 2014 related principally to the lease agreements for the nine closed store locations.

The Company incurred severance expense of approximately $2.2 million to the employees of the Rainbow stores that were sold or closed during the third quarter of Fiscal 2014.

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the multi-employer pension plans in which the affected employees participate. The Company recorded a charge of $49.7 million for the estimated multi-employer pension withdrawal liability, which represents the Company’s best estimate absent demand letters from the multi-employer plans. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. The Company expects the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate. During the fourth quarter of Fiscal 2014, we received a preliminary notice from one of the plans, which required us to make the first quarterly installment during the fourth quarter of 2014, and these quarterly installments will continue for 20 years. The amount of the payment was consistent with the Company’s estimates when the initial charge was recorded. The present value of the payments expected to be made within the next twelve months is included within accrued wages and benefits, and the remainder of the liability for the estimated multi-employer pension withdrawal is included within other long-term liabilities of discontinued operations as presented in the table below.

Also in connection with the sale of the 18 Rainbow stores, we have assigned leases and subleases for these stores which expire at various dates through 2026. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations would include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $38.9 million. We believe the likelihood of a liability related to these assigned leases and subleases is remote.

The Company has accounted for the 27 Rainbow stores that were either included in the Rainbow Store Sale or closed during the third quarter of Fiscal 2014 as discontinued operations. The Consolidated Balance Sheets as of December 28, 2013 and January 3, 2015 and the Consolidated Statements of Operations for Fiscal 2012, Fiscal 2013 and Fiscal 2014 have been reclassified to conform with this presentation.

The Company has included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs and loss on debt extinguishment charges) for the 27 Rainbow stores within net income

(loss) from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of the period to the net assets of the total Company. The Company allocated $8.4 million, $6.4 million and $3.8 million of interest to discontinued operations for Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively.

Net income (loss) from discontinued operations, net of tax, as presented in the Consolidated Statements of Operations for Fiscal 2012, Fiscal 2013 and Fiscal 2014 is as follows (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Net Sales	$627,951	$596,959	$290,985

Income (loss) from discontinued operations, before income taxes:	$10,083	$10,885	$(79,942)
Gain on disposal of operations, before income taxes:	—	—	1,654

Total income (loss) from discontinued operations before income taxes	10,083	10,885	(78,288)
Income taxes (benefit) on discontinued operations	3,626	2,179	(21,274)

Income (loss) from discontinued operations, net of tax	$6,457	$8,706	$(57,014)

The assets and liabilities of discontinued operations as of December 28, 2013 and January 3, 2015 include the following:

	December 28, 2013	January 3, 2015
Assets of discontinued operations:
Cash and cash equivalents	$3,964	$—
Notes and accounts receivable	2,137	374
Merchandise inventories	33,841	—
Prepaid expenses	648	914
Deferred income taxes, current	5,753	4,750
Deferred income taxes, non-current	1,541	27,971
Property and equipment, net	41,049	480
Goodwill	32,649	—

Total assets of discontinued operations	$121,582	$34,489

Current assets of discontinued operations	$46,343	$6,518
Long-term assets of discontinued operations	$75,239	$27,971
Liabilities of discontinued operations:
Accounts payable	$30,572	$1,060
Estimated multi-employer liability, current	—	4,554
Accrued wages and benefits	7,412	30
Other accrued expenses	4,292	9,006
Current maturities of capital lease obligations	3,418	2,500
Income taxes payable	488	2,985
Long-term capital lease obligations	19,728	13,807
Estimated multi-employer liability, non-current	—	45,078
Other liabilities	9,189	13,108

Total liabilities of discontinued operations	$75,099	$92,128

Current liabilities of discontinued operations	$46,182	$20,135
Long-term liabilities of discontinued operations	$28,917	$71,993

6. STEVENS POINT

On July 1, 2014 the Company announced the closure of its Stevens Point distribution facility (“Stevens Point Warehouse”). As a result of these actions, the Company evaluated the recoverability of this long-lived asset group and recorded a non-cash impairment charge of $5.1 million for the assets at the Stevens Point Warehouse during the second quarter of Fiscal 2014. The fair value of the long-lived asset group was calculated using level 2 market data inputs. At that time, the Stevens Point Warehouse did not meet the criteria of assets held for sale.

The Company consolidated its supply chain operations previously performed at the Stevens Point Warehouse into its Oconomowoc distribution facility and closed the Stevens Point Warehouse during the third quarter of Fiscal 2014. During the fourth quarter of Fiscal 2014, the Company sold the Stevens Point Warehouse, which resulted in a gain of approximately $10.1 million ($6.5 million, net of income taxes).

The Company recorded severance and other one-time charges of $2.0 million related to the closure of the Stevens Point Warehouse during Fiscal 2014. Other one-time charges included costs to transfer inventory and equipment from the Stevens Point Warehouse to the Oconomowoc warehouse, as well as miscellaneous expenses required to prepare the Stevens Point Warehouse for sale.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes” (“ASU No. 2013-11”). ASU No. 2013-11 requires companies to present unrecognized tax benefits as a reduction of the deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, if net settlement is required or expected. To the extent that net settlement is not required or expected, the unrecognized tax benefit must be presented as a liability. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exists at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 was effective for reporting periods beginning after December 15, 2013, and is applied prospectively to all unrecognized tax benefits that exist at the effective date. Because this standard only affects the presentation of unrecognized tax benefits and not the measurement of an unrecognized tax benefit, this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issues ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective on a prospective basis for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has chosen to not adopt ASU No. 2014-08 early for the Rainbow Store Sale transaction and the closure of the remaining nine Rainbow stores, and as such, the Company expects this standard will not have a material impact on its consolidated financial statements.

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

8. PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment, which are recorded at cost, consisted of the following (in thousands):

	December 28, 2013	January 3, 2015
Land	$3,355	$3,023
Buildings	27,822	15,072
Equipment	603,040	652,046
Property under capital leases	18,119	18,119
Leasehold improvements	156,216	165,929

	808,552	854,189
Less accumulated depreciation and amortization	506,626	533,926

Property and equipment, net	$301,926	$320,263

Depreciation expense from continuing operations for property and equipment, including amortization of property under capital leases was $54.7 million, $53.9 million, and $62.0 million for Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively.

Other assets, which are recorded at cost, consisted of the following (in thousands):

	December 28, 2013			January 3, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$23,400	$—	$23,400	$23,400	$—	$23,400
Deferred financing costs	25,491	(12,027)	13,464	19,347	(7,994)	11,353
Customer lists	14,616	(7,811)	6,805	14,916	(10,376)	4,540
Favorable lease rights	16,216	(3,803)	12,413	16,216	(4,703)	11,513
Prepaid pension asset	905	—	905	—	—	—
Other assets	3,263	(905)	2,358	3,030	(1,018)	2,012
Assets held for sale	501	—	501	426	—	426

Total other assets	$84,392	$(24,546)	$59,846	$77,335	$(24,091)	$53,244

Amortization expense from continuing operations (including the amortization of deferred financing costs) was $4.5 million, $6.4 million and $5.8 million for Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively.

Amortization of other assets from continuing operations (including the amortization of deferred financing costs), excluding trademarks which have indefinite lives, will be approximately $5.7 million in 2015, $3.9 million in 2016, $3.7 million in 2017, $3.6 million in 2018 and $2.0 million in 2019 and $8.8 million thereafter. As of January 3, 2015, the weighted average life of the Company’s customer lists is 2.9 years. As of January 3, 2015, the weighted average life of the Company’s favorable lease rights is 16.0 years.

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 28, 2013	January 3, 2015
Term loan	$516,875	$444,700
Second Lien Notes	200,000	200,000
Capital lease obligations, 7.6% to 10.0%, due 2015 to 2031	12,958	11,849
Other long-term debt	1,255	1,042

	731,088	657,591
Less: Unamortized discount on Term loan	5,793	9,815
Less: Unamortized discount on Second Lien Notes	5,976	5,120
Less: Current maturities	1,322	1,459

Total long-term debt, net of current maturities	$717,997	$641,197

On March 3, 2014, Roundy’s Supermarkets, Inc. (“RSI”), the wholly owned operating subsidiary of the Company, refinanced its existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”, together with the New Term Facility, the “2014 Credit Facilities”). The Company used the proceeds from the New Term Facility, together with existing cash, to repay the Company’s existing term loan, including all accrued interest thereon and related costs, fees and expenses. The New Term Facility was issued with a 2.0% discount, which will be amortized over the seven year term of the New Term Facility. The New Term Facility has a maturity date of March 3, 2021 that will accelerate to September 15, 2020 if our 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”) are not refinanced in full prior to September 15, 2020. The New Revolving Facility has a maturity date of March 3, 2019.

The New Term Facility bears an interest rate, at our option, of (i) adjusted LIBOR (subject to a minimum floor of 1.00%) plus 4.75% or (ii) a base rate plus 3.75%.

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

During the fourth quarter of Fiscal 2014, the Company made a $13.0 million prepayment with the net cash proceeds of the sale of its Stevens Point Warehouse.

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

The New Revolving Facility bears an interest rate, at the Company’s option, of (i) adjusted LIBOR plus a margin of 1.50%-2.00% per annum or (ii) base rate plus a margin of 0.50% - 1.00% per annum. In either case, the margin is based on RSI’s utilization of the New Revolving Facility. In addition, there is a quarterly fee payable in an amount equal to either 0.25% or 0.375% per annum of the undrawn portion of the New Revolving Facility. The Company may use borrowings under the New Revolving Facility for ongoing working capital and general corporate purposes and any other use not prohibited by the revolving credit agreement. Borrowing availability under the New Revolving Facility at any time is based on the value of certain eligible inventory, accounts receivable and pharmacy prescription files and is subject to additional reserves and other adjustments.

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

In connection with the 2014 Refinancing, the Company recognized a loss on debt extinguishment of $9.0 million (of which $8.6 million is related to continuing operations), which consisted primarily of the write-off of $4.8 million of previously capitalized financing costs, the $3.6 million write-off of a portion of the unamortized discount on the 2012 Term Loan, and certain fees and expenses of $0.6 million related to the New Term Facility. The Company capitalized $4.1 million and $0.9 million of financing costs related to the New Revolving Facility and New Term Facility, respectively, both of which will be amortized over the term of the respective term of each credit facility.

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

Prior to the 2014 Refinancing, the Company’s long-term debt included a senior credit facility consisting of a $675 million term loan (the ‘‘2012 Term Loan’’) and a $125 million revolving credit facility (the ‘‘2012 Revolving Facility’’ and together with the 2012 Term Loan, the ‘‘2012 Credit Facilities”). Borrowings under the 2012 Credit Facilities bore an interest rate, at the Company’s option, of (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%. During Fiscal 2012, in connection with entrance into the 2012 Credit Facilities, the Company recognized a loss on debt extinguishment of $13.3 million (of which $12.0 million is related to continuing operations), which consisted primarily of the write-off of $4.5 million of previously capitalized financing costs, the write-off of the remaining unamortized discount of $2.1 million on our old second lien loan that was repaid, prepayment premiums on our old first and second lien loans that were repaid of $4.7 million and certain fees and expenses of $2.0 million related to the 2012 Credit Facilities.

On December 9, 2013, RSI amended its credit agreement governing the 2012 Credit Facilities to, among other things, permit the occurrence of the issuance of the 2020 Notes and the second-priority liens securing the 2020 Notes and related obligations and to revise certain financial maintenance and other covenants.

On December 20, 2013, RSI completed the private placement offering of $200 million of 2020 Notes that mature on December 15, 2020. The Company will pay interest at a rate of 10.25% on the 2020 Notes semiannually, which commenced on June 15, 2014. The 2020 Notes were issued with a 3.01% discount, which will be amortized over the seven year term of the 2020 Notes. The Company capitalized $4.6 million of financing costs related to the issuance of the 2020 Notes which will be also amortized over the seven year term of the 2020 Notes.

The Company used the net proceeds from the issuance of the 2020 Notes to prepay approximately $148 million in principal amount of the Company’s outstanding 2012 Term Loan and to fund the Chicago Stores Acquisition. The Company capitalized $0.6 million related to an amendment fee paid to lenders of the 2012 Credit Facilities. In addition, the Company expensed $3.5 of unamortized loan costs, including $2.0 million of previously capitalized financing costs and $1.5 million of the unamortized discount on the 2012 Term Loan.

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

On January 3, 2015, there were no outstanding borrowings under the Revolving Facility. Outstanding letters of credit, totaling $29.6 million on January 3, 2015, reduce availability under the Revolving Facility.

At January 3, 2015, the Company was in compliance with all financial covenants relating to its indebtedness.

On January 3, 2015, repayment of principal on long-term debt outstanding was as follows (in thousands):

2015	$1,459
2016	1,587
2017	3,640
2018	5,765
2019	5,168
Thereafter	639,972

Total debt	$657,591

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company is exposed to market risk from interest rate fluctuations. In order to manage this risk from interest rate fluctuations, on August 27, 2013, the Company entered into two one-year forward starting interest rate swaps, which will mature on August 27, 2016, to hedge cash flows related to interest payments on $75 million notional amount related to its 2012 Term Loan (the “Swap”). The Swap involves the receipt of floating interest rate amounts in exchange for fixed rate interest payments over the duration of the Swap without an exchange of the underlying principal amount. In accordance with ASC 815, the Company has designated the Swap as a cash flow hedge. The Company has not entered into any other hedging instruments.

As of January 3, 2015, the Company has recorded $0.6 million in other liabilities in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of January 3, 2015, the Company has $0.3 million in accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet, which represents the loss on the effective portion of the Swap, net of tax. The Company reclassifies interest payments on the Swap to earnings as the interest payments are made. The Company does not expect the amount of losses that will be reclassified into earnings over the next twelve months to be material. During Fiscal 2014, amounts reclassified into current period earnings were not material. The fair value of the Swap as of December 28, 2013 was a liability of $0.4 million.

On March 3, 2014, the Company completed the 2014 Refinancing. Due to a change in certain of the critical terms of the New Term Facility, specifically the change in the interest rate floor, a certain portion of the Swap was deemed ineffective for Fiscal 2014. The amount is considered immaterial.

11. EMPLOYEE BENEFIT PLANS

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

As of January 3, 2015, the Company had a letter of credit posted in favor of the Pension Benefit Guaranty Corporation in the amount of $10 million.

The benefit obligation and related assets under all plans have been measured as of the end of Fiscal 2013 and Fiscal 2014, the plans’ measurement dates. The following tables set forth pension obligations and plan assets information (in thousands):

	Year Ended
	December 28, 2013	January 3, 2015
Change in projected benefit obligations:
Projected benefit obligation-beginning of year	$199,655	$179,010
Service cost	—	—
Interest cost	7,432	8,419
Actuarial (gain)/loss	(18,805)	41,281
Benefits paid	(9,272)	(10,952)

Projected benefit obligation-end of year	$179,010	$217,758

Change in fair value of plan assets:
Fair value-beginning of year	$163,650	$177,028
Actual return on plan assets	21,165	10,165
Company contributions	1,485	853
Benefits paid	(9,272)	(10,952)

Fair value-end of year	$177,028	$177,094

Funded status	$(1,982)	$(40,664)

Components of net amount recognized in balance sheet:
Prepaid pension costs (other assets)	$905	$—
Accrued pension costs (accrued wages and benefits)	(184)	(217)
Accrued pension costs (other liabilities)	(2,703)	(40,447)

Net amount recognized in balance sheet	$(1,982)	$(40,664)

As of December 28, 2013, the Company had one plan that was in a funded status. As of January 3, 2015, all of the Company’s plans were underfunded. The projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of the fair value of plan assets were as follows (in thousands):

	December 28, 2013	January 3, 2015
Fair value of plan assets	$15,813	$177,094
Projected benefit obligation	18,700	217,758

Funded status	$(2,887)	$(40,664)

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	December 28, 2013	January 3, 2015
Net actuarial loss	$(46,782)	$(89,350)
Deferred taxes	18,586	35,613

Net amount recognized in accumulated other comprehensive loss	$(28,196)	$(53,737)

We expect to amortize $5.0 million of the actuarial loss as a component of net pension cost in 2015.

Net pension expense (income) from continuing operations consists of (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Service cost	$482	$—	$—
Interest cost on projected benefit obligation	7,835	7,432	8,419
Expected return on plan assets	(12,237)	(13,152)	(14,253)
Amortization of unrecognized net loss	4,368	4,626	2,778

Net pension expense (income) from continuing operations	$448	$(1,094)	$(3,056)

The weighted-average assumptions to determine net periodic benefit costs were as follows:

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Discount rate	4.30%	3.77%	4.64%
Rate of increase in compensation levels	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.50%	8.25%	8.25%

The weighted-average discount rate assumptions used to determine the benefit obligation was 4.64% and 3.76% at December 28, 2013 and January 3, 2015, respectively.

During Fiscal 2014, the Society of Actuaries finalized new mortality tables and a new mortality improvement scale, which reflect improved life expectancies and an expectation that the trend will continue into the future. For the purposes of measuring the benefit obligation as of January 3, 2015, the Company used the RP-2014 mortality tables, projected using the MP-2014 mortality improvement scale. The impact on the projected benefit obligation as of January 3, 2015 due to the adoption of the new mortality tables was an increase of $9.9 million.

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

We have an administrative committee that oversees the investment of the assets of the plans and has created a target allocation investment policy. The Company’s investment policies employ an approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio primarily contains a diversified blend of equity and fixed-income investments. The Company’s planned allocation range at January 3, 2015 as a percentage of total market value was approximately 60% equity and 40% fixed-income. Equity investments are diversified across domestic and non-domestic stocks, as well as growth, value, and small to large capitalizations. Fixed income investments include corporate and government securities with short-, mid- and long-term maturities with investment grade ratings at the time of purchase. Investment and market risks are measured and monitored on an ongoing basis through regular investment portfolio reviews, annual liability measurement and periodic asset/liability studies. Investment strategies for plan assets measured at fair value include:

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

The fair value of the Company’s pension plan assets as of December 28, 2013 and January 3, 2015 are as follows (in thousands):

	Balance as of December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income and Cash Equivalents	$63,377	$—	$63,377	$—
Large Cap Equity	49,364	—	49,364	—
International Equity	19,349	—	19,349	—
Small Cap Equity	7,817	—	7,817	—
Mid Cap Equity	7,730	—	7,730	—
Allocation Fund	17,390	—	17,390	—
Real Estate	8,236	—	8,236	—
Emerging Markets Equity	3,765	—	3,765	—

Total	$177,028	$—	$177,028	$—

	Balance as of January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed Income and Cash Equivalents	$64,146	$—	$64,146	$—
Large Cap Equity	48,648	—	48,648	—
International Equity	16,640	—	16,640	—
Small Cap Equity	7,268	—	7,268	—
Mid Cap Equity	7,683	—	7,683	—
Allocation Fund	18,476	—	18,476	—
Real Estate	10,834	—	10,834	—
Emerging Markets Equity	3,399	—	3,399	—

Total	$177,094	$—	$177,094	$—

The following benefit payments, which reflect expected future costs, are expected to be paid by the plans during the following fiscal years (in thousands):

Estimated future benefit payments
2015	$10,166
2016	10,233
2017	10,332
2018	10,387
2019	10,561
2020-2024	54,910

$106,589

We estimate 2015 minimum required contributions to our defined benefit pension plans will be approximately $0.2 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, we are not able to reasonably estimate our future required contributions beyond 2015.

Multi-Employer Plans

The Company contributes to one multi-employer pension plan based on obligations arising from our collective bargaining agreements covering certain supply chain employees. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

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

We contribute to the Central States, Southeast and Southwest Areas Pension Fund (“Central States Plan”) (EIN 36-6044243-001). The collective bargaining agreement with the covered employees expires in September 2016.

The Central States Plan is underfunded as of January 3, 2015.

The following table represents the zone status (as currently defined by the Pension Protection Act of 2006) as of the Central States Plan’s most recent fiscal year-end nearest December 28, 2013 and January 3, 2015:

	As of December 28, 2013		As of January 3, 2015
Plan Name	Plan Year-End Date	Zone Status	Plan Year-End Date	Zone Status
Central States, Southeast and Southwest Areas Pension Fund	December 31, 2012	Red	December 31, 2013	Red

Total contributions for continuing operations made to the plans in Fiscal 2012, Fiscal 2013, and Fiscal 2014 are as follows (in thousands):

Plan Name	Fiscal 2012	Fiscal 2013	Fiscal 2014
Central States, Southeast and Southwest Areas Pension Fund	$5,801	$5,956	$6,227
United Food and Commercial Workers Unions and Employers Pension Plan	130	14	25
United Food and Commercial Workers International Union-Industry Pension Fund	11	2	—
Minneapolis Retail Meat Cutters and Food Handlers Pension Plan	684	504	45

Total multi-employer plan contributions for continuing operations	$6,626	$6,476	$6,297

The Company has not made contributions in excess of 5% of total contributions for the Central States Plan for its plan year ended December 31, 2013.

As of its most recent plan year ended December 31, 2013, the Central States Plan had implemented a rehabilitation plan. The Company has no minimum funding requirements and paid no surcharges for the plan year then ended.

We anticipate that our contributions to this plan may increase; however, because we are one of a number of employers contributing to this plan, it is difficult to ascertain what our share of the underfunding would be. If we choose to exit the plan, any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

As discussed in Note 5, during Fiscal 2014, the Company exited three multi-employer plans as a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market.

Defined Contribution Plans

We have a defined contribution plan covering substantially all salaried and hourly employees not covered by collective bargaining agreements. We also have a defined contribution plan covering certain hourly employees covered by a number of collective bargaining agreements. Total expense for our defined contribution plans from continuing operations was $5.5 million, $5.2 million and $6.2 million for Fiscal 2012, Fiscal 2013 and Fiscal 2014, respectively.

12. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Current income tax provision (benefit) from continuing operations:
Federal	$7,316	$14,864	$(23,251)
State	2,725	(1,648)	(4,476)

Total Current	10,041	13,216	(27,727)
Deferred income tax provision (benefit) from continuing operations:
Federal	(2,054)	2,493	(12,946)
State	(854)	(1,184)	(3,759)

Total Deferred	(2,908)	1,309	(16,705)

Total	$7,133	$14,525	$(44,432)

Federal income tax at the statutory rate of 35% for Fiscal 2012, Fiscal 2013 and Fiscal 2014 and income tax expense as reported are reconciled as follows (in thousands):

	Year Ended
	December 29, 2012	December 28, 2013	January 3, 2015
Federal income tax at statutory rate	$(24,001)	$14,125	$(104,050)
State income taxes, net of federal tax benefits	1,171	2,024	(14,869)
Goodwill impairment charge	29,700	—	78,128
Resolution of issues	(207)	(353)	(3,397)
Deferred tax valuation allowance	—	—	548
Other, net	470	(1,271)	(792)

Income tax expense from continuing operations	$7,133	$14,525	$(44,432)

The amount included within other income tax expense for Fiscal 2013 and Fiscal 2014 is comprised primarily of settlements of certain state and federal tax audit matters.

The approximate tax effects of temporary differences for continuing operations as of December 28, 2013 and January 3, 2015 are as follows (in thousands):

	December 28, 2013			January 3, 2015
	Assets	Liabilities	Total	Assets	Liabilities	Total
Current:
Allowance for doubtful accounts	$224	$—	$224	$403	$—	$403
Inventories	2,519	(6,369)	(3,850)	2,604	(5,050)	(2,446)
Depreciation and amortization	727	—	727	723	(556)	167
Employee benefits	6,958	—	6,958	8,123	—	8,123
Accrued expenses not currently deductible	5,817	(1,790)	4,027	115	(1,923)	(1,808)

Total current	16,245	(8,159)	8,086	11,968	(7,529)	4,439

Long-term:
Depreciation and amortization	370	(99,662)	(99,292)	(273)	(77,733)	(78,006)
Employee benefits	20,670	(18,235)	2,435	37,979	(19,530)	18,449
Accrued expenses not currently deductible	13,335	—	13,335	18,897	—	18,897
Other	5,058	—	5,058	104	—	104
Net operating loss carryforwards	638	—	638	660	—	660

Subtotal	40,071	(117,897)	(77,826)	57,367	(97,263)	(39,896)
Valuation allowance	—	—	—	(548)	—	(548)

Total noncurrent	40,071	(117,897)	(77,826)	56,819	(97,263)	(40,444)

Total	$56,316	$(126,056)	$(69,740)	$68,787	$(104,792)	$(36,005)

As of January 3, 2015, the Company has state tax net operating loss carry forwards of approximately $12.8 million, which are due to expire beginning 2031.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state tax audits for years before 2013. The Company has state tax net operating loss carry forwards which are open for review from 2002 and subsequent years.

A reconciliation of beginning and ending amount of unrecognized tax benefits for continuing operations is as follows (in thousands):

	December 29, 2012	December 28, 2013	January 3, 2015
Balance at beginning of year	$7,065	$5,611	$9,028
Tax positions taken in prior year	276	3,493	454
Tax positions taken in current year	1,189	5,179	—
Settlements	(2,919)	(5,255)	(9,189)

Balance at end of year	$5,611	$9,028	$293

The total amount of tax benefits from continuing operations that, if recognized, would impact the effective tax rate was $0.3 million and $2.8 million (net of tax) at December 29, 2012 and December 28, 2013. There were no tax benefits from continuing operations that, if recognized, would impact the effective tax rate at January 3, 2015. The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes.

During Fiscal 2012, Fiscal 2013, and Fiscal 2014, the Company recognized $0.2 million, $1.0 million, and $0.2 million respectively, in interest and penalties from continuing operations. The Company accrued $1.1 million for the payment of interest and penalties from continuing operations at December 28, 2013. The Company has accrued an immaterial amount for the payment of interest and penalties from continuing operations at January 3, 2015.

Although timing of the resolution of federal and state income tax audits is highly uncertain, as of January 3, 2015, the Company believes that the amount of unrecognized tax benefits which is reasonably possible to be settled within the next 12 months, including interest and penalties, is approximately $0.3 million.

13. LEASE OBLIGATIONS AND CONTINGENT LIABILITIES

Rent expense and related sublease income from continuing operations under operating leases are as follows (in thousands):

	Rent Expense		Sublease Income
	Minimum	Contingent
Fiscal 2012	$101,224	$638	$5,834
Fiscal 2013	110,138	548	5,429
Fiscal 2014	131,413	766	5,020

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

Future minimum rental payments under non-cancellable long-term leases from continuing operations, assuming the exercise of certain lease extension options, and future minimum sublease rental income, are as follows at January 3, 2015 (in thousands):

	Operating Leases	Capitalized Leases	Sublease Income
2015	$141,799	$2,224	$3,701
2016	157,579	2,234	3,280
2017	154,956	2,209	2,459
2018	150,462	1,566	1,946
2019	145,350	1,028	1,393
Thereafter	1,616,551	10,218	3,725

Total	$2,366,697	19,479	$16,504

Amount representing interest		7,630

Present value of net minimum lease payments		11,849
Current portion		1,238

Long-term portion		$10,611

A liability of approximately $7.3 million related to the operating lease commitments disclosed above has been recorded in the closed facility reserve at January 3, 2015.

Sublease income primarily includes payments to be received from third party subtenants at our retail store locations.

In connection with the exit or sale of our independent distribution business in prior years, we have assigned leases and subleases for retail stores which expire at various dates through 2037. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations would include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments are approximately $23.8 million for continuing operations. We believe the likelihood of a liability related to these assigned leases and subleases is remote.

Assets under capital leases from continuing operations, consisting of retail store sites, had a net book value of $10.7 million, net of accumulated amortization of $7.4 million, at December 28, 2013 and $10.1 million, net of accumulated amortization of $8.1 million, at January 3, 2015.

We are involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect our consolidated financial position, results of operations or cash flows.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During Fiscal 2014, the amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans and the net fair value of derivatives. During Fiscal 2014, pension income is included within operating and administrative expenses in the Company’s Consolidated Statement of Operations. During Fiscal 2014, amounts reclassified from accumulated other comprehensive income related to derivatives is included within interest expense in the Company’s Consolidated Statement of Operations.

The change in accumulated other comprehensive loss by component for Fiscal 2013 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 29, 2012	$—	$(46,960)	$(46,960)

Other comprehensive income (loss) before reclassifications	(440)	26,802	26,362
Income tax (expense) benefit	176	(10,721)	(10,545)

Net other comprehensive income (loss) before reclassifications	(264)	16,081	15,817

Amounts reclassified from accumulated other comprehensive income	—	4,626	4,626
Income tax benefit	—	(1,943)	(1,943)

Net amounts reclassified from accumulated comprehensive income	—	2,683	2,683

Other comprehensive income (loss)	(264)	18,764	18,500

Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

The change in accumulated other comprehensive loss by component for Fiscal 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

Other comprehensive loss before reclassifications	(260)	(45,346)	(45,606)
Income tax benefit	104	18,138	18,242

Net other comprehensive loss before reclassifications	(156)	(27,208)	(27,364)

Amounts reclassified from accumulated other comprehensive income	127	2,778	2,905
Income tax benefit	(51)	(1,111)	(1,162)

Net amounts reclassified from accumulated comprehensive income	76	1,667	1,743

Other comprehensive loss	(80)	(25,541)	(25,621)

Balance at January 3, 2015	$(344)	$(53,737)	$(54,081)

15. EARNINGS PER SHARE

The Company had one class of common stock as of January 3, 2015. Prior to the conversion of our preferred stock to common stock in January 2012, the preferred stock was a participating stock security requiring the use of the two-class method for the computation of basic net earnings per share in accordance with the provisions of ASC 260-10, “Earnings per Share”. Until the liquidation value and unpaid dividends on preferred stock were paid in 2010, the preferred shareholders received first preference to all dividends. Once the unpaid dividends and liquidation value were paid, the preferred stock ceased to accrue dividends and the preferred and common shareholders were entitled to receive a pro-rata share of any future distributions.

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

For Fiscal 2012, 2013 and 2014, respectively, there were restricted shares outstanding of approximately 583,000 shares, 6,643 shares and 346,296 shares, respectively, that were excluded because their inclusion would have had an anti-dilutive effect on earnings per share.

As of December 28, 2013, there were 385,183 contingently issuable shares excluded because their issuance was not considered probable. As of January 3, 2015, there were 826,760 contingently issuable shares excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted net earnings (loss) per share for Fiscal 2012, 2013, and 2014 (in thousands, except per share amounts):

	Fiscal 2012	Fiscal 2013	Fiscal 2014
Net earnings (loss) per common share—basic:
Net Income (Loss) from continuing operations	$(75,706)	$25,832	$(252,853)
Deduct: undistributed earnings allocable to convertible preferred stock	(15)	—	—

Net income (loss) from continuing operations attributable to common shareholders	(75,721)	25,832	(252,853)

Net Income (Loss) from discontinued operations	6,457	8,706	(57,014)
Deduct: undistributed earnings allocable to convertible preferred stock	(20)	—	—

Net income (loss) from discontinued operations attributable to common shareholders	6,437	8,706	(57,014)

Net Income (loss)	(69,249)	34,538	(309,867)
Deduct: undistributed earnings allocable to convertible preferred stock	(35)	—	—

Net income (loss) attributable to common shareholders	$(69,284)	$34,538	$(309,867)

Basic weighted average common shares outstanding	43,047	44,949	47,743
Net earnings (loss) per common share from continuing operations—basic	$(1.76)	$0.57	$(5.30)

Net earnings (loss) per common share from discontinued operations—basic	$0.15	$0.20	$(1.19)

Net earnings (loss) per common share—diluted:
Net Income (Loss) from continuing operations	$(75,706)	$25,832	$(252,853)
Deduct: undistributed earnings allocable to convertible preferred stock	(15)	—	—

Net income (loss) from continuing operations attributable to common shareholders	(75,721)	25,832	(252,853)

Net Income (Loss) from discontinued operations	6,457	8,706	(57,014)
Deduct: undistributed earnings allocable to convertible preferred stock	(20)	—	—

Net income (loss) from discontinued operations attributable to common shareholders	6,437	8,706	(57,014)

Net Income (loss)	(69,249)	34,538	(309,867)
Deduct: undistributed earnings allocable to convertible preferred stock	(35)	—	—

Net income (loss) attributable to common shareholders	$(69,284)	$34,538	$(309,867)

Basic weighted average common shares outstanding	43,047	44,949	47,743
Effect of dilutive securities—nonvested restricted stock shares and restricted stock units	—	350	—

Diluted weighted average common shares outstanding	43,047	45,299	47,743

Net earnings (loss) per common share from continuing operations—diluted	$(1.76)	$0.57	$(5.30)

Net earnings (loss) per common share from discontinued operations—diluted	$0.15	$0.19	$(1.19)

16. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of January 3, 2015, there were 2,922,288 remaining shares available for issuance, which assumes that all of the 2014 restricted stock unit grants discussed below vest at the maximum amount.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation—Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $1.4 million in Fiscal 2012, $2.8 million in Fiscal 2013 and $3.9 million in Fiscal 2014. The Company recognized no tax benefits related to stock-based compensation in Fiscal 2012, $0.9 million in Fiscal 2013 and $1.0 million of tax benefits related to stock compensation in Fiscal 2014. The Company paid no dividends on restricted stock in Fiscal 2012, $0.1 million of dividends on restricted stock shares that vested during Fiscal 2013, and $0.2 million of dividends on restricted stock during Fiscal 2014.

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

The change in the number of restricted stock shares outstanding consisted of the following:

	Restricted Shares Outstanding	Weighted-average grant-date fair value per share
Outstanding, December 29, 2012	830	$8.56
Granted	1,231	4.43
Vested	(211)	8.70
Cancelled or Expired	(50)	6.61

Outstanding, December 28, 2013	1,800	$5.78

Outstanding, December 28, 2013	1,800	$5.78
Granted	—	—
Vested	(338)	7.53
Cancelled or Expired	(297)	5.41

Outstanding, January 3, 2015	1,165	$5.36

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

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Units Outstanding (in thousands) (1)	Weighted-average grant-date fair value per unit
Outstanding, December 28, 2013	—	$—
Granted	991	6.44
Vested	—	—
Cancelled or Expired	(183)	6.45

Outstanding, January 3, 2015	808	6.44

(1)	Represents the number of restricted units granted. For the 2014 Market Awards and the 2014 Performance Awards, actual shares issued could be up to 200% of the units granted.

As of December 28, 2013, there was $7.5 million of unrecognized compensation expense related to unvested restricted stock awards granted under the 2012 Incentive Compensation Plan. As of January 3, 2015, there was $6.8 million of unrecognized compensation expense related to unvested restricted stock awards granted under the 2012 Incentive Compensation Plan. The expense is expected to be recognized over a weighted-average period of approximately 1.9 years. The intrinsic value of these unvested restricted stock awards is approximately $9.2 million as of January 3, 2015.

17. BUSINESS SEGMENTS

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

The following is a summary of the percentage of sales from continuing operations of non-perishable, perishable, and non-food items for Fiscal 2012, Fiscal 2013, and Fiscal 2014:

	Fiscal 2012	Fiscal 2013	Fiscal 2014
Non-perishable	48.8%	47.1%	44.4%
Perishable	33.6%	35.4%	38.0%
Non-food	17.6%	17.5%	17.6%

18. QUARTERLY INFORMATION (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (Annual amounts may not sum due to rounding. In thousands, except for per share amounts).

Fiscal 2013

	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (13 weeks)	Total Year (52 weeks)
Net sales	$829,883	$833,459	$836,557	$853,048	$3,352,947
Cost of sales	610,244	609,386	623,158	625,274	2,468,062
Operating and administrative expenses	197,926	194,401	197,739	208,665	798,731
Interest expense (including amortization of deferred financing costs)	10,469	10,386	10,519	14,423	45,797

Income from Continuing Operations before Income Taxes	11,244	19,286	5,141	4,686	40,357
Provision for Income Taxes	4,518	6,573	1,964	1,470	14,525

Net Income from Continuing Operations	6,726	12,713	3,177	3,216	25,832
Net Income from Discontinued Operations, Net of Tax	1,921	759	590	5,436	8,706

Net Income	$8,647	$13,472	$3,767	$8,652	$34,538

Basic net earnings per common share
Continuing Operations	$0.15	$0.28	$0.07	$0.07	$0.57
Discontinued Operations	$0.04	$0.02	$0.01	$0.12	$0.20
Diluted net earnings per common share
Continuing Operations	$0.15	$0.28	$0.07	$0.07	$0.57
Discontinued Operations	$0.04	$0.02	$0.01	$0.12	$0.19
Weighted average number of common shares outstanding
Basic	44,912	44,962	44,971	44,977	44,949
Diluted	44,951	45,214	45,352	45,444	45,299

Fiscal 2014

	First Quarter (13 weeks)	Second Quarter (13 weeks)	Third Quarter (13 weeks)	Fourth Quarter (14 weeks)	Total Year (53 weeks)
Net sales	$862,690	$942,906	$973,808	$1,075,752	$3,855,156
Cost of sales	632,188	693,951	715,582	800,201	2,841,922
Operating and administrative expenses	218,108	239,141	248,418	265,024	970,691
Goodwill impairment charge	—	—	280,014	—	280,014
Asset impairment charge	—	5,050	—	—	5,050
Gain on sale of distribution facility	—	—	—	(10,084)	(10,084)
Interest expense (including amortization of deferred financing costs)	13,739	13,734	13,832	14,967	56,272
Loss on debt extinguishment	8,576	—	—	—	8,576

Income (Loss) from Continuing Operations before Income Taxes	(9,921)	(8,970)	(284,038)	5,644	(297,285)
Benefit for Income Taxes	(4,426)	(4,014)	(34,130)	(1,862)	(44,432)

Net Income (Loss) from Continuing Operations	(5,495)	(4,956)	(249,908)	7,506	(252,853)
Net Income (Loss) from Discontinued Operations, Net of Tax	978	(22,709)	(33,913)	(1,370)	(57,014)

Net Income (Loss)	$(4,517)	$(27,665)	$(283,821)	$6,136	$(309,867)

Basic net earnings (loss) per common share
Continuing Operations	$(0.12)	$(0.10)	$(5.19)	$0.16	$(5.30)
Discontinued Operations	$0.02	$(0.47)	$(0.70)	$(0.03)	$(1.19)
Diluted net earnings (loss) per common share
Continuing Operations	$(0.12)	$(0.10)	$(5.19)	$0.16	$(5.30)
Discontinued Operations	$0.02	$(0.47)	$(0.70)	$(0.03)	$(1.19)
Weighted average number of common shares outstanding
Basic	46,479	48,123	48,167	48,168	47,743
Diluted	46,479	48,123	48,167	48,226	47,743

19. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (UNAUDITED)

Under the 2014 Credit Facilities, all obligations of the Company’s principal operating subsidiary, RSI, are secured by a lien on substantially all of the assets of RSI. The 2014 Credit Facilities contain various covenants, including operating performance, ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, the 2014 Credit Facilities prohibited RSI, subject to certain limited exceptions, from paying dividends or making distributions to Roundy’s.

The following condensed financial statements present Roundy’s financial position as of December 28, 2013 and January 3, 2015 and its results of operations and cash flows for each of the three years in the period ended January 3, 2015 on a parent company-only basis.

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

(In thousands)

	Fiscal 2012	Fiscal 2013	Fiscal 2014
Net Sales	$—	$—	$—

Costs and Expenses:
Cost of sales	—	—	—
Operating and administrative	—	—	—
Interest:
Interest income	—	—	—
Interest expense, dividends on preferred stock	—	—	—

	—	—	—

Income (Loss) before Equity in Earnings of Subsidiary and Income Taxes	—	—	—
Equity in Earnings (Loss) of Unconsolidated Subsidiary	(69,249)	34,538	(309,867)

Income (Loss) before Income Taxes	(69,249)	34,538	(309,867)
Provision (Benefit) for Income Taxes	—	—	—

Net Income (Loss)	$(69,249)	$34,538	$(309,867)

Roundy’s, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal 2012	Fiscal 2013	Fiscal 2014
Net Income (Loss)	$(69,249)	$34,538	$(309,867)
Other Comprehensive Income (Loss):
Employee benefit plans funded status	(1,455)	18,764	(25,541)
Interest rate swap fair value adjustment	—	(264)	(80)

Comprehensive Income (Loss)	$(70,704)	$53,038	$(335,488)

Roundy’s, Inc.

Consolidated Balance Sheet

(In thousands)

	December 28, 2013	January 3, 2015
Assets
Current Assets:
Cash and cash equivalents	$1	$1

Total Current Assets	1	1

Other Assets:
Investment in subsidiary	226,426	(86,389)

Total Other Assets	226,426	(86,389)

Total Assets	$226,427	$(86,388)

Liabilities and Shareholders’ Equity
Shareholders’ Equity:
Preferred stock	—	—
Common stock	468	493
Additional paid-in capital	116,874	140,004
Retained earnings (accumulated deficit)	137,545	(172,804)
Accumulated other comprehensive loss	(28,460)	(54,081)

Total Shareholders’ Equity (Deficit)	226,427	(86,388)

Total Liabilities and Shareholders’ Equity (Deficit)	$226,427	$(86,388)

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal 2012	Fiscal 2013	Fiscal 2014
Cash Flows from Operating Activities:
Net Income (Loss)	$(69,249)	$34,538	$(309,867)

Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Equity in net income (loss) of unconsolidated subsidiaries	69,249	(34,538)	309,867

Net cash flows provided by operating activities	—	—	—

Cash Flows From Investing Activities
Investment of net common stock issuance proceeds in subsidiary	(111,831)	—	(19,301)

Net cash flows used in investing activities	(111,831)	—	(19,301)
Cash Flows From Financing Activities:
Dividend from subsidiary	25,998	21,676	150
Dividends paid to common shareholders	(25,998)	(21,676)	(150)
Issuance of common stock, net of issuance costs	111,831	—	19,301
Capital contribution to subsidiary	—	(14)	—

Net cash flows provided by (used in) in financing activities	111,831	(14)	19,301

Net Decrease in Cash and Cash Equivalents	—	(14)	—
Cash and Cash Equivalents, Beginning of Year	15	15	1

Cash and Cash Equivalents, End of Year	$15	$1	$1

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM	9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of January 3, 2015, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended. Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2015 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of January 3, 2015.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM	9B—OTHER INFORMATION

None.

PART III

ITEM	10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer—We have adopted a Code of Business Conduct which applies to our chief executive officer, chief financial officer and all of our other employees, and which can be found through our website, www.roundys.com under the “Investor Relations” section. Any amendments or waivers to the Code of Business Conduct applicable to our chief executive officer, chief financial officer or chief accounting officer may also be found through our website, www.roundys.com under the “Investor Relations” section.

The information required by Item 401 of Regulation S-K will be included under the captions “Election of Directors” and “Directors and Executive Officers” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (“Proxy Statement”) to be held May 15, 2015, which section is incorporated in this item by reference. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement, which sections are incorporated in this item by reference.

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

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Consolidated Balance Sheets, December 28, 2013 and January 3, 2015

For the Fiscal Years Ended December 29, 2012, December 28, 2013 and January 3, 2015:

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts: The following table displays changes in our valuation accounts:

Description	Balance at Beginning of Fiscal year	Additions	Deductions	Balance at End of Fiscal year
Allowance for losses on accounts receivable:
Fiscal 2012	$770	$758	$(736)	$792
Fiscal 2013	792	610	(845)	557
Fiscal 2014	557	1,025	(577)	1,005

All other schedules are omitted since the required information is not present.

3.	Exhibits

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
Michael P. Turzenski Group Vice President and Chief Financial Officer

Date: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 13, 2015.

/S/ ROBERT A. MARIANO Robert A. Mariano Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	/S/ MICHAEL P. TURZENSKI Michael P. Turzenski Group Vice President and Chief Financial Officer (Principal Financial Officer)

* Patrick J. Condon Director	* Christopher F. Larson Director

* Ralph W. Drayer Director	* Avy H. Stein Director

* Gregory P. Josefowicz Director

* By:	/S/ EDWARD G. KITZ
Edward G. Kitz
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Roundy’s, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

3.2	Amended and Restated By-laws of Roundy’s, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.1	Investor Rights Agreement, dated June 6, 2002, by and among, Roundy’s Acquisition Corp., Willis Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Roundy’s Acquisition LLC, Stichting Pensioenfonds ABP, Stichting Pensioenfonds Zong en Welzijn, previously known as Stichting Pensioenfonds voor de Gezondheid Geestelijke en Maatschappelijke Belangen, The Northwestern Mutual Life Insurance Company, Norwest Equity Partners VII LP, and Randolph Street Partners IV, Robert A. Mariano and Darren W. Karst. (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.2*	Restricted Stock Purchase Agreement and Release, dated December 5, 2002, by and among Roundy’s Acquisition Corp. and Ralph W. Drayer. (incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1 dated December 5, 2011 in Commission File No. 333-178311)

10.3*	Form of Roundy’s, Inc. 2012 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.4*	Form of Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.5*	Form of Roundy’s, Inc. Severance Pay Plan. (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.6*	Form of Employment Agreement for Robert A. Mariano. (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.7*	Form of Employment Agreement for Darren W. Karst. (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1 dated January 26, 2012 in Commission File No. 333-178311)

10.8*	Form of Indemnification Agreement for directors and executive officers. (incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-1 dated February 10, 2012 in Commission File No. 333-178311)

10.9*	Form of Employee Confidentiality and Non-Competition Agreement by and among Roundy’s, Inc. and certain executives (incorporated by reference to Exhibit 10.39 to the registrant’s Annual Report on Form 10-K dated March 28, 2012 in Commission File No. 001-35422).

Exhibit Number	Description

10.10*	Indemnification Agreement for directors and executive officers dated March 29, 2012, by and among Roundy’s, Inc. and Gregory P. Josefowicz (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2012 in Commission File No. 001-35422).

10.11*	Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan, dated March 29, 2012 by and among Roundy’s, Inc. and Gregory P. Josefowicz (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2012 in Commission File No. 001-35422).

10.12*	Form of Director Confidentiality and Non-Competition Agreement dated by and among Roundy’s, Inc. and directors (entered into with Gregory P. Josefowicz and Patrick J. Condon) (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q dated May 14, 2012 in Commission File No. 001-35422).

10.13*	Indemnification Agreement for directors and officers dated May 17, 2012, by and among Roundy’s, Inc. and Patrick J. Condon (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K dated March 22, 2013 in Commission File No. 001-35422).

10.14*	Restricted Stock Agreement pursuant to the Roundy’s, Inc. 2012 Incentive Compensation Plan, dated May 17, 2012, by and among Roundy’s, Inc. and Patrick J. Condon (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K dated March 22, 2013 in Commission File No. 001-35422).

10.15*	Form of 2013 Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 23,2013 in Commission File No. 001-35422).

10.16	Indenture (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 23, 2013 in Commission File No. 001-35422), dated as of December 20, 2013, among Roundy’s Supermarkets, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee.

10.17	Second Lien Security Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 23, 2013 in Commission File No. 001-35422), dated as of December 20, 2013, among Roundy’s, Inc., Roundy’s Acquisition Corp., Roundy’s Supermarkets, Inc. and certain of its Subsidiaries and U.S. Bank, National Association, as Collateral Agent.

10.18	Term Loan Credit Agreement, dated as of March 3, 2014, by and among Roundy’s Supermarkets, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K dated March 7, 2014 in Commission File No. 001-35422).

10.19	Asset-Based Revolving Credit Facility Agreement, dated as of March 3, 2014, by and among Roundy’s Supermarkets, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and issuing lender, BMO Harris Bank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K dated March 7, 2014 in Commission File No. 001-35422).

10.20	Intercreditor Agreement, dated March 3, 2014, by and among Roundy’s Supermarkets, Inc., and Credit Suisse AG and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K dated March 7, 2014 in Commission File No. 001-35422).

10.21*	Form of 2014 Restricted Stock Agreement (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated March 26, 2014 in Commission File No. 001-35422).

Exhibit Number	Description

10.22	Asset Purchase Agreement (incorporated by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q dated May 7, 2014 in Commission File No. 001-35422), dated May 6, 2014, between RBF, LLC, Roundy’s Supermarket’s, Inc. and SUPERVALU INC.

21.1	List of subsidiaries of Roundy’s, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

24.1	Powers of Attorney

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan.