Form 10-Q
period 2015-04-04
Roundy's, Inc.
filed 2015-05-13
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

As of May 2, 2015, there were 49,391,425 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen week period ended April 4, 2015

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	April 4, 2015
Net Sales	$862,690	$981,932
Costs and Expenses:
Cost of sales	632,188	720,326
Operating and administrative	218,108	248,790
Interest:
Interest expense, net	13,148	13,355
Amortization of deferred financing costs	591	554
Loss on debt extinguishment	8,576	—

	872,611	983,025

Loss from Continuing Operations before Income Taxes	(9,921)	(1,093)
Benefit for Income Taxes	(4,426)	(706)

Net Loss from Continuing Operations	(5,495)	(387)
Net Income (Loss) from Discontinued Operations, Net of Tax	978	(1,944)

Net Loss	$(4,517)	$(2,331)

Basic net earnings (loss) per common share:
Continuing operations	$(0.12)	$(0.01)
Discontinued operations	$0.02	$(0.04)
Diluted net earnings (loss) per common share:
Continuing operations	$(0.12)	$(0.01)
Discontinued operations	$0.02	$(0.04)
Weighted average number of common shares outstanding:
Basic	46,479	48,233
Diluted	46,479	48,233
Comprehensive Loss	$(4,177)	$(1,508)

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	January 3, 2015	April 4, 2015
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$58,576	$43,479
Notes and accounts receivable, less allowance for losses	39,009	35,476
Merchandise inventories	275,457	292,680
Prepaid expenses	21,536	23,624
Income taxes receivable	14,818	10,022
Deferred income taxes	4,439	4,439
Current assets of discontinued operations	6,518	6,172

Total current assets	420,353	415,892

Property and Equipment, net	320,263	320,414
Other Assets:
Other assets, net of amortization of certain intangible assets	53,244	51,813
Long-term assets of discontinued operations	27,971	26,811
Goodwill	297,523	297,523

Total other assets	378,738	376,147

Total assets	$1,119,354	$1,112,453

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$234,572	$222,916
Accrued wages and benefits	37,141	36,165
Other accrued expenses	51,861	58,337
Current maturities of long-term debt and capital lease obligations	1,459	1,489
Current liabilities of discontinued operations	20,135	16,947

Total current liabilities	345,168	335,854

Long-term Debt and Capital Lease Obligations	641,197	655,930
Deferred Income Taxes	40,444	40,075
Other Liabilities	106,940	106,350
Long-term Liabilities of Discontinued Operations	71,993	61,280

Total liabilities	1,205,742	1,199,489

Commitments and Contingencies
Shareholders’ Deficit:
Preferred Stock (5,000 shares authorized at 1/3/15 and 4/4/15, respectively, $0.01 par value, 0 shares at 1/3/15 and 4/4/15, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 49,334 shares and 49,422 shares at 1/3/15 and 4/4/15, respectively, issued and outstanding)	493	494
Additional paid-in-capital	140,004	141,233
Accumulated deficit	(172,804)	(175,505)
Accumulated other comprehensive loss	(54,081)	(53,258)

Total shareholders’ deficit	(86,388)	(87,036)

Total liabilities and shareholders’ deficit	$1,119,354	$1,112,453

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	April 4, 2015
Cash Flows From Operating Activities:
Net loss	$(4,517)	$(2,331)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment and amortization of intangible assets	16,859	16,066
Amortization of deferred financing costs	624	554
Gain on lease terminations related to discontinued operations	—	(2,739)
Gain on sale of property and equipment and other assets	(12)	(11)
LIFO charge	491	83
Deferred income taxes	(388)	2,581
Loss on debt extinguishment	9,048	—
Amortization of debt discount	530	617
Stock-based compensation expense	860	1,232
Changes in operating assets and liabilities:
Notes and accounts receivable	(5,100)	3,740
Merchandise inventories	(13,185)	(17,306)
Prepaid expenses	(2,878)	2,591
Other assets	(896)	(33)
Accounts payable	(18,335)	(17,293)
Accrued expenses and other liabilities	7,120	4,301
Income taxes	(3,871)	2,556

Net cash flows used in operating activities (1)	(13,650)	(5,392)

Cash Flows From Investing Activities:
Capital expenditures	(16,443)	(15,333)
Proceeds from sale of property and equipment	15	97

Net cash flows used in investing activities (1)	(16,428)	(15,236)

Cash Flows From Financing Activities:
Dividends paid to common shareholders	(95)	(77)
Payments of withholding taxes for vesting of restricted stock shares	(402)	(218)
Borrowings on revolving credit facility	84,500	109,750
Payments made on revolving credit facility	(50,750)	(95,250)
Proceeds from long-term borrowings	450,800	—
Payments of debt and capital lease obligations	(518,001)	(791)
Payments of lease obligation terminations	—	(7,883)
Issuance of common stock, net of issuance costs	19,302	—
Debt issuance and refinancing fees and related expenses	(5,224)	—

Net cash flows (used in) provided by financing activities (1)	(19,870)	5,531

Net decrease in Cash and Cash Equivalents	(49,948)	(15,097)
Cash and Cash Equivalents, Beginning of Period (2)	82,178	58,576

Cash and Cash Equivalents, End of Period (2)	$32,230	$43,479

Supplemental Cash Flow Information:
Cash paid for interest	$11,366	$8,019
Cash paid (refunded) for income taxes	700	(1,755)

(1)	Includes activities from continuing operations and discontinued operations.
(2)	Includes cash and cash equivalents included in assets of discontinued operations.

See notes to accompanying unaudited consolidated financial statements.

ROUNDY’S, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and do not include all of the information and footnotes required for complete, audited financial statements. For further information, refer to the consolidated financial statements and footnotes included in the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 3, 2015.

The accompanying unaudited consolidated financial statements as of April 4, 2015, and for the thirteen weeks ended March 29, 2014 and April 4, 2015 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen weeks ended April 4, 2015 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 2, 2016.

Unless the context otherwise indicates, all references in these financial statements to the “Company,” or “Roundy’s,” or similar words are to Roundy’s, Inc.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changed the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective on a prospective basis for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company chose not to adopt ASU 2014-08 early for the Rainbow Store Sale transaction and the closure of the remaining nine Rainbow stores, and as such, this standard did not have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest’ (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs are currently required to be capitalized and presented in the balance sheet as deferred charges or assets. The recognition and measurement for debt issuance costs are not affected by ASU No. 2015-03. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has recognized these types of costs related to its 2014 Credit Facilities which will be reclassified from other assets to long-term debt liabilities when the Company adopts ASU No. 2015-03.

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

4. ACQUISITION

On December 20, 2013, the Company acquired eleven Dominick’s stores from Safeway in a $36 million cash transaction (the “Chicago Stores Acquisition”). As a result of the transaction, the Company assumed the operating leases for ten of the stores and a capital lease liability for one store. The Company re-opened all of these stores under the Company’s Mariano’s banner during Fiscal 2014. The transaction enabled the Company to expand its presence in the Chicago market and accelerate the number of Mariano’s locations, the Company’s growth banner. The Company paid an amount in excess of the fair value of the assets acquired and recorded goodwill of approximately $4.3 million. The amount of goodwill recorded in connection with the transaction is deductible for tax purposes over a 15-year period.

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

5. DISCONTINUED OPERATIONS

During the second quarter of Fiscal 2014, the Company entered into definitive agreements to sell 18 Rainbow stores in the Minneapolis / St. Paul market to a group of local grocery retailers (“Buyers”), including SUPERVALU INC. (“Rainbow Store Sale”). The aggregate sale price for the 18 Rainbow stores was $65 million in cash plus the proceeds from inventory that was sold to the Buyers at the closing of the Rainbow Store Sale. In addition, as part of the transaction, the Buyers assumed the lease obligations and certain multi-employer pension liabilities related to the acquired stores. The total proceeds received from the Rainbow Store Sale were $76.9 million, resulting in a gain of $1.7 million, which was recognized in the third quarter of Fiscal 2014.

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

In addition, during the second quarter of Fiscal 2014, the Company announced its intention to exit the Minneapolis / St. Paul market entirely. The remaining nine Rainbow stores not included in the Rainbow Store Sale were closed during the third quarter of Fiscal

2014. The Company recorded a non-cash impairment charge of $11.1 million in the third quarter of Fiscal 2014 related to the assets of the nine Rainbow stores that were closed. The Company also recorded a $10.0 million closed facility charge during the third quarter of Fiscal 2014 related principally to the lease agreements for the nine closed store locations. During the first quarter of Fiscal 2015, the Company paid $7.9 million to terminate the obligations related to the capital leases of two Rainbow stores that were closed during the third quarter of Fiscal 2014, resulting in a pre-tax gain of $2.7 million.

The Company incurred severance expense of approximately $2.2 million to the employees of the Rainbow stores that were sold or closed during the third quarter of Fiscal 2014.

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the multi-employer pension plans in which the affected employees participate. During Fiscal 2014, the Company recorded a charge of $49.7 million for the estimated multi-employer pension withdrawal liability, which represents the Company’s best estimate absent demand letters from the multi-employer plans. Demand letters from the impacted multi-employer pension plans may be received in 2015, or later and the ultimate withdrawal liability may change from the currently estimated amount. Any future charge will be recorded in the period when the change is identified. The Company expects the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate. During the fourth quarter of Fiscal 2014, the Company received a preliminary notice from one of the plans, which required the Company to make the first quarterly installment during the fourth quarter of 2014, and these quarterly installments will continue for 20 years. The amount of the payment was consistent with the Company’s estimates when the initial charge was recorded. The present value of the payments expected to be made within the next twelve months is included within current liabilities of discontinued operations, and the remainder of the liability for the estimated multi-employer pension withdrawal is included within long-term liabilities of discontinued operations as presented in the table below.

Also in connection with the sale of the 18 Rainbow stores, the Company has assigned leases and subleases for these stores which expire at various dates through 2026. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations would include rent, real estate taxes, common area costs and other sundry expenses. As of April 4, 2015, the future minimum lease payments are approximately $37.3 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

The Company has accounted for the 27 Rainbow stores that were either included in the Rainbow Store Sale or closed during the third quarter of Fiscal 2014 as discontinued operations. The Consolidated Statement of Comprehensive Loss for the thirteen weeks ended March 29, 2014 has been reclassified to conform with this presentation.

The Company has included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs and loss on debt extinguishment charges) for the 27 Rainbow stores within net income (loss) from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of the period to the net assets of the total Company. The Company recorded $1.7 million and $0.5 million of interest in discontinued operations for the thirteen weeks ended March 29, 2014 and April 4, 2015, respectively.

Net income (loss) from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Loss for the thirteen weeks ending March 29, 2014 and April 4, 2015 is as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	April 4, 2015
Net Sales	$139,527	$—

Income from discontinued operations, before income taxes:	$1,845	$2,144
Income tax expense on discontinued operations	867	4,088

Income (loss) from discontinued operations, net of tax	$978	$(1,944)

The assets and liabilities of discontinued operations as of January 3, 2015 and April 4, 2015 include the following:

	January 3, 2015	April 4, 2015
Assets of discontinued operations:
Notes and accounts receivable	$374	$167
Prepaid expenses	914	835
Deferred income taxes, current	4,750	4,750
Deferred income taxes, non-current	27,971	26,811
Property and equipment, net	480	420

Total assets of discontinued operations	$34,489	$32,983

Current assets of discontinued operations	$6,518	$6,172
Long-term assets of discontinued operations	$27,971	$26,811
Liabilities of discontinued operations:
Accounts payable	$1,060	$23
Estimated multi-employer liability, current	4,554	4,554
Accrued wages and benefits	30	30
Other accrued expenses	9,006	7,715
Current maturities of capital lease obligations	2,500	1,541
Income taxes payable	2,985	3,084
Long-term capital lease obligations	13,807	4,176
Estimated multi-employer liability, non-current	45,078	45,042
Other long-term liabilities	13,108	12,062

Total liabilities of discontinued operations	$92,128	$78,227

Current liabilities of discontinued operations	$20,135	$16,947
Long-term liabilities of discontinued operations	$71,993	$61,280

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

The Company recorded severance and other one-time charges of $2.0 million related to the closure of the Stevens Point Warehouse during the Fiscal 2014. Other one-time charges included costs to transfer inventory and equipment from the Stevens Point Warehouse to the Oconomowoc warehouse, as well as miscellaneous expenses required to prepare the Steven’s Point Warehouse for sale.

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

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements as of April 4, 2015, which is an interest rate swap liability of $0.6 million, compared to a liability of $0.6 million as of January 3, 2015. Interest rate derivatives are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable, accounts payable and revolving credit facility debt approximated fair value as of April 4, 2015.

Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $24.3 million and $16.3 million, as of January 3, 2015 and April 4, 2015, respectively. Included in the fair value of capital lease obligations is $11.3 million and $4.0 million as of January 3, 2015 and April 4, 2015, respectively, related to the capital lease obligations for the nine Rainbow stores that were closed during the third quarter of 2014 and are included in liabilities of discontinued operations on the Consolidated Balance Sheet. The Company considers the fiscal fair value of the capital leases to be Level 2 within the fair value hierarchy.

Based on recent open market transactions of the Company’s 2014 Credit Facilities and the 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”), the fair value of long-term debt, including current maturities, is approximately $600.9 million and $620.9 million as of January 3, 2015 and April 4, 2015, respectively. The Company considers the fair value of the New Term Facility and 2020 Notes to be Level 2 within the fair value hierarchy.

8. INVENTORIES

The Company uses the LIFO method of valuation for a portion of its inventories. If the FIFO method had been used, inventories would have been approximately $21.2 million higher on January 3, 2015 and $21.3 million higher on April 4, 2015.

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

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 3, 2015	April 4, 2015
Term loan	$444,700	$444,700
2020 Notes	200,000	200,000
Revolving credit facility	—	14,500
Capital lease obligations, 7.6% to 10%, due 2015 to 2031	11,849	11,550
Other long-term debt	1,042	987

	657,591	671,737
Less: Unamortized discount on term loan	9,815	9,413
Less: Unamortized discount on 2020 Notes	5,120	4,905
Less: Current maturities	1,459	1,489

Long-term debt, net of current maturities	$641,197	$655,930

On March 3, 2014, Roundy’s Supermarkets, Inc. (“RSI”), the wholly owned operating subsidiary of the Company, refinanced its existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”, together with the New Term Facility, the “2014 Credit Facilities”). The Company used the proceeds from the New Term Facility, together with existing cash, to repay the Company’s existing term loan, including all accrued interest thereon and related costs, fees and expenses. The New Term Facility was issued with a 2.0% discount, which will be amortized over the seven year term of the New Term Facility. The New Term Facility has a maturity date of March 3, 2021 that will accelerate to September 15, 2020 if the 10.250% Senior Secured Notes due in 2020 (the “2020 Notes”) are not refinanced in full prior to September 15, 2020. The New Revolving Facility has a maturity date of March 3, 2019.

The New Term Facility bears an interest rate, at the Company’s option, at (i) adjusted LIBOR (subject to a minimum floor of 1.00%) plus 4.75% or (ii) a base rate plus 3.75%.

Mandatory prepayments under the New Term Facility are required with (i) 50% of adjusted excess cash flow (which percentage shall be reduced to 25% and to 0% upon achievement of certain leverage ratios); (ii) 100% of the net cash proceeds of assets sales or other non-ordinary course dispositions of certain property by RSI and its restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of certain indebtedness not otherwise permitted to be incurred under the New Term Facility credit agreement.

During the fourth quarter of Fiscal 2014, the Company made a $13.0 million prepayment of the New Term Facility with the net cash proceeds of the sale of its Stevens Point Warehouse.

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

At April 4, 2015, the Company was in compliance with all covenants relating to its indebtedness.

On April 4, 2015, there were outstanding letters of credit, totaling $33.6 million under the New Revolving Facility, which reduce borrowing availability.

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

As of April 4, 2015, the Company has recorded $0.6 million in other liabilities in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of April 4, 2015, the Company has $0.3 million in accumulated other comprehensive loss recorded on the Company’s Consolidated Balance Sheet, which represents a loss on the effective portion of the Swap, net of tax. The Company reclassifies interest payments on the Swap to earnings as the interest payments are made. The Company does not expect the amount of losses that will be reclassified into earnings over the next twelve months to be material. During the thirteen weeks ended April 4, 2015, amounts reclassified into current period earnings were not material. The fair value of the Swap as of January 3, 2015 was a liability of $0.6 million.

On March 3, 2014, the Company completed the 2014 Refinancing. Due to a change in certain of the critical terms of the New Term Facility, specifically the change in the interest rate floor, a certain portion of the Swap was deemed ineffective for the thirteen weeks ended March 29, 2014 and April 4, 2015. The amount is considered immaterial.

11. EMPLOYEE BENEFIT PLANS

Net pension income from continuing operations in the thirteen weeks ended March 29, 2014 and April 4, 2015 included the following components (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	April 4, 2015
Service cost	$—	$—
Interest cost on projected benefit obligation	2,039	2,017
Expected return on plan assets	(3,563)	(3,548)
Amortization of net actuarial loss	607	1,361

Net pension income from continuing operations	$(917)	$(170)

As of April 4, 2015, the Company had a letter of credit posted in favor of the Pension Benefit Guaranty Corporation in the amount of $10 million.

The Company expects its pension plan contributions for the year ending January 2, 2016 to be approximately $0.2 million.

12. INCOME TAXES

The Company’s effective tax rate for continuing operations for the thirteen weeks ended April 4, 2015 is a tax benefit of (64.6%). The provision for income taxes and effective tax rate for the thirteen weeks ended April 4, 2015 reflects the reduction of amounts due for federal income taxes as a result of the filing of the Company’s 2014 federal income tax return.

13. COMMITMENTS AND CONTINGENCIES

Various lawsuits and claims, arising in the ordinary course of business, are pending or have been asserted against the Company. While the ultimate effect of such actions cannot be predicted with certainty, management believes that their outcome will not result in a material adverse effect on the consolidated financial position, operating results or liquidity of the Company.

The Company contributes to one multi-employer pension plan based on obligations arising from its collective bargaining agreement covering certain supply chain employees. This plan is underfunded as of April 4, 2015. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

Because the Company is one of a number of employers contributing to this plan, it is difficult to ascertain what its share of the underfunding would be, although the Company anticipates that its contributions to this plan may increase. If the Company chooses to exit the plan, any adjustment for a withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably determined.

As discussed in Note 5, during Fiscal 2014, the Company exited three multi-employer plans as a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market.

In connection with the exit or sale of its independent distribution business in prior years, the Company has assigned leases and subleases for retail stores which expire at various dates through 2037. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments for continuing operations are approximately $23.5 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During the thirteen weeks ended March 29, 2014, the entire amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans. During the thirteen weeks ended April 4, 2015, the amount reclassified from accumulated other comprehensive loss was comprised of the net amortization of actuarial losses on employee benefit plans and the net fair value of derivatives. During the thirteen weeks ended March 29, 2014 and April 4, 2015, pension income is included within operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. During the thirteen weeks ended April 4, 2015, amounts reclassified from accumulated other comprehensive income related to derivatives is included within interest expense in the Company’s Consolidated Statements of Comprehensive Loss.

The change in accumulated other comprehensive loss by component for the thirteen weeks ended March 29, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

Other comprehensive loss before reclassifications	(40)	—	(40)
Income tax benefit	16	—	16

Net other comprehensive loss before reclassifications	(24)	—	(24)

Amounts reclassified from accumulated other comprehensive loss	—	607	607
Income tax benefit	—	(243)	(243)

Net amounts reclassified from accumulated comprehensive loss	—	364	364

Other comprehensive income (loss)	(24)	364	340

Balance at March 29, 2014	$(288)	$(27,832)	$(28,120)

The change in accumulated other comprehensive loss by component for the thirteen weeks ended April 4, 2015 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at January 3, 2015	$(344)	$(53,737)	$(54,081)

Other comprehensive loss before reclassifications	(93)	—	(93)
Income tax benefit	37	—	37

Net other comprehensive loss before reclassifications	(56)	—	(56)

Amounts reclassified from accumulated other comprehensive loss	104	1,361	1,465
Income tax benefit	(42)	(544)	(586)

Net amounts reclassified from accumulated comprehensive loss	62	817	879

Other comprehensive income	6	817	823

Balance at April 4, 2015	$(338)	$(52,920)	$(53,258)

15. EARNINGS PER SHARE

The Company had one class of common stock as of April 4, 2015.

For the thirteen weeks ended March 29, 2014 and April 4, 2015, respectively, there were restricted shares outstanding of approximately 497,753 and 647,134 shares, respectively, that were excluded from the calculation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

As of March 29, 2014, there were 602,229 contingently issuable shares excluded because their issuance was not considered probable. As of April 4, 2015, there were 771,008 contingently issuable shares excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended
	March 29, 2014	April 4, 2015
Net earnings (loss) per common share - basic:
Net Loss from continuing operations	$(5,495)	$(387)
Net Income (Loss) from discontinued operations	978	(1,944)

Net Loss	$(4,517)	$(2,331)

Basic weighted average common shares outstanding	46,479	48,233
Net loss per common share from continuing operations- basic	$(0.12)	$(0.01)

Net earnings (loss) per common share from discontinued operations- basic	$0.02	$(0.04)

Net earnings (loss) per common share - diluted:
Weighted-average shares outstanding	46,479	48,233

Weighted-average shares and potential dilutive shares outstanding	46,479	48,233
Net loss per common share from continuing operations - diluted	$(0.12)	$(0.01)

Net earnings (loss) per common share from discontinued operations - diluted	$0.02	$(0.04)

16. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (“Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. An aggregate of 5,656,563 shares of common stock was registered for issuance under the Plan. As of April 4, 2015 there were 1,647,467 remaining shares available for issuance, which assumes that all of the 2014 restricted stock unit grants discussed below vest at the maximum amount.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.9 million for the thirteen weeks ended March 29, 2014 compared to $1.2 million for the thirteen weeks ended April 4, 2015, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. The Company paid dividends of $0.1 million and $0.1 million on restricted stock that vested during the thirteen weeks ended March 29, 2014 and April 4, 2015, respectively.

The Company has granted restricted stock to certain employees, as well as to non-employee directors, under the Plan. The time-based restricted stock that was granted to employees in 2012 vests over five years. The time-based restricted stock granted to non-employee directors in 2014 and 2015 vests over one year.

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

The change in the number of restricted stock shares outstanding consisted of the following:

	Restricted Shares Outstanding (in thousands)	Weighted-average grant-date fair value per share
Outstanding, January 3, 2015	1,165	$5.36
Granted	—	—
Vested	(114)	8.45
Cancelled or Expired	(15)	5.24

Outstanding, April 4, 2015	1,036	5.02

During the first quarter of 2014, the Company granted 990,540 restricted stock units that will convert to common stock upon vesting. Of the total units granted, 543,180 units will vest based upon the passage of time (the “2014 Time-Based Awards”), 212,175 units (with a maximum of 424,350 shares of common stock issuable) will vest based upon certain market performance metrics related to TSR (the “2014 Market Awards”) and 235,185 units (with a maximum of 470,370 shares of common stock issuable) will vest based upon certain operating income performance metrics (the “2014 Performance Awards”). The 2014 Time-Based Awards vest over three years for employees and one year for non-employee directors. The 2014 Market Awards will vest after three years if certain specified market conditions are met based on the TSR performance of the Company as compared to a peer group. The number of 2014 Market Awards that will ultimately convert from units to shares will be determined based on the TSR metric at the conclusion of the third year and could be up to 200% of the number of units originally granted. The number of 2014 Performance Awards that will ultimately convert from units to shares is 75.5% of the number of units originally granted based on the operating income performance metrics during Fiscal 2014 and will vest at the conclusion of the third year. The fair value of the 2014 Market Awards was determined to be $6.85 per unit (or $3.43 per share for the maximum 424,350 shares of common stock issuable), which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility over the 2.1 years following the IPO and the peer group average volatility for the 0.7 year period prior to the IPO and a 2.8 year risk-free interest rate of 0.82%. The fair value of the 2014 Time-Based and 2014 Performance Awards was determined based on the stock price as of the date of the grant.

During the first quarter of 2015, the Company granted 1,665,642 restricted stock units that will convert to common stock upon vesting. All the units granted during the first quarter of 2015 will vest based on the passage of time. The Company granted 891,705 units that will vest over three years for employees and one year for non-employee directors. The Company also granted 773,937 additional units to certain executive level employees, which will vest over four years. The fair value of these awards was determined based on the stock price as of the date of the grant.

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Units Outstanding (in thousands) (1)	Weighted-average grant-date fair value per unit
Outstanding, January 3, 2015	808	$6.44
Granted	1,666	4.48
Vested	(189)	6.33
Cancelled or Expired	(53)	6.33

Outstanding, April 4, 2015	2,232	4.99

(1)	Represents the number of restricted units granted. For the 2014 Market Awards and the 2014 Performance Awards, actual shares issued could be up to 200% of the units granted.

During the first quarter of fiscal 2015, the Compensation Committee of the Company’s Board of Directors awarded 760,281 performance-based restricted stock units to certain employees and executive officers that will vest in the first quarter of Fiscal 2018 based on operating income performance metrics (“2015 Performance Awards”). The number of these awards that will ultimately convert from units to shares will be based on the operating income metrics during Fiscal 2015, Fiscal 2016 and Fiscal 2017 and will vest at the conclusion of the third year and could be up to 200% of the number of units originally awarded. The 2015 Performance Awards will be granted under the 2015 Incentive Compensation Plan, which is subject to approval by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders, and are therefore excluded from the table above.

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

The following is a summary of the percentage of sales from continuing operations of non-perishable, perishable, and non-food items for the thirteen weeks ended March 29, 2014 and April 4, 2015:

	Thirteen Weeks Ended
	March 29, 2014	April 4, 2015
Non-Perishable Food	46.7%	44.6%
Perishable Food	36.3%	38.7%
Non-Food	17.0%	16.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain founded in 1872. As of April 4, 2015, we operated 149 grocery stores in Wisconsin and Illinois under the Pick ’n Save, Mariano’s, Copps and Metro Market retail banners, which are served by our two distribution facilities and our food processing and preparation commissary. The following table represents our store network as of the end of each of the periods below:

	3/29/2014	6/28/2014	9/27/2014	1/3/2015	4/4/2015
Pick ’n Save	93	93	93	90	90
Mariano’s	18	24	27	29	30
Copps	25	25	25	25	25
Metro Market	3	4	4	4	4
Rainbow	27	27	—	—	—

Total Company-owned stores	166	173	149	148	149

In this section, we refer to the thirteen weeks ended April 4, 2015 as the “first quarter 2015” and we refer to the thirteen weeks ended March 29, 2014 as the “first quarter 2014.”

For the first quarter 2015, net sales from continuing operations were $981.9 million, compared to net sales from continuing operations of $862.7 million for the first quarter 2014. The increase in net sales was primarily due to the impact of new stores, partially offset by a decrease in same-store sales.

Net loss per basic and diluted share from continuing operations was $0.01 for the first quarter 2015, compared to net loss per basic and diluted share of $0.12 in the first quarter 2014.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings. In addition, we intend to continue our expansion into the Chicago market. During the first quarter of 2015, we opened one additional Mariano’s store in the Chicago market. As of April 4, 2015, we had 30 stores open in the Chicago market.

Unless otherwise noted, the disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

RESULTS OF CONTINUING OPERATIONS

(Dollars in thousands)	Thirteen Weeks Ended
	March 29, 2014		April 4, 2015
Net Sales	$862,690	100.0%	$981,932	100.0%
Costs and Expenses:
Cost of sales	632,188	73.3	720,326	73.4
Operating and administrative	218,108	25.3	248,790	25.3
Interest expense (including amortization of deferred financing costs)	13,739	1.6	13,909	1.4
Loss on debt extinguishment	8,576	1.0	—	—

	872,611	101.2	983,025	100.1

Loss from Continuing Operations before Income Taxes	(9,921)	(1.2)	(1,093)	(0.1)
Benefit for Income Taxes	(4,426)	(0.5)	(706)	(0.1)

Net Loss from Continuing Operations	$(5,495)	(0.6%)	$(387)	(0.0%)

Thirteen Weeks Ended April 4, 2015 Compared With Thirteen Weeks Ended March 29, 2014

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

Net sales were $981.9 million for the first quarter 2015, an increase of $119.2 million, or 13.8% from $862.7 million for the first quarter 2014. Same-store sales decreased 1.6%, due to a 1.9% decrease in the number of customer transactions, partially offset by a 0.3% increase in the average transaction size. Same-store sales comparisons were positively impacted by the Easter holiday calendar shift from the second quarter of 2014 into the first quarter of 2015. Adjusted for the effect of the 2015 Easter holiday calendar shift, same-store sales declined 2.9%.

Net sales for the Wisconsin markets were $646.7 million for the first quarter 2015, a decrease of $16.8 million, or 2.5% from $663.5 million for the first quarter 2014. The decrease primarily reflects the closure of three stores during the fourth quarter of 2014. Same-store sales decreased 0.1%, due to a 0.8% decrease in the number of customer transactions, partially offset by a 0.7% increase in the average transaction size. Same-store sales comparisons were positively impacted by the Easter holiday calendar shift from the second quarter of 2014 into the first quarter of 2015. Adjusted for the effect of the 2015 Easter holiday calendar shift, same-store sales declined 1.4%. Same-store sales in our Wisconsin markets continue to be negatively impacted by competitive store openings.

Net sales for the Illinois market were $335.2 million for the first quarter 2015, an increase of $136.0 million, or 68.2% from $199.2 million for the first quarter 2014. The increase primarily reflects the benefit of new and acquired stores in Illinois, partially offset by a 6.4% decrease in same-store sales. The decrease in same-store sales was due to a 5.5% decrease in the number of customer transactions and a 0.9% decrease in the average transaction size. Same-store sales comparisons were positively impacted by the Easter holiday calendar shift from the second quarter of 2014 into the first quarter of 2015. Adjusted for the effect of the 2015 Easter holiday calendar shift, same-store sales declined 7.7%. Same-store sales were negatively impacted by the cannibalization effect of new and acquired store openings in the Illinois market. In addition, same-store sales have been negatively impacted by the reopening of a significant number of Dominick’s stores that were initially closed in early 2014 and are now operated by other competitors.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $261.6 million for the first quarter 2015, an increase of $31.1 million, or 13.5%, from $230.5 million for the first quarter 2014. Gross profit, as a percentage of net sales, was 26.6% and 26.7% for the first quarter 2015 and 2014, respectively. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink, partially offset by an increased perishable sales mix.

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

Operating and administrative expenses were $248.8 million for the first quarter 2015, an increase of $30.7 million, or 14.1%, from $218.1 million for the first quarter 2014. Operating and administrative expenses, as a percentage of net sales were 25.3% for the first quarter 2015 and 2014, respectively.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $13.9 million for the first quarter 2015, compared to $13.7 million for the first quarter 2014.

Loss on Debt Extinguishment. In connection with our debt refinancing in the first quarter of Fiscal 2014, we recognized a loss on debt extinguishment of $9.0 million, of which $8.6 million is related to continuing operations.

Income Taxes. Income tax benefit was $0.7 million for the first quarter 2015, a decrease of $3.7 million from a benefit of $4.4 million for the first quarter 2014. The effective income tax rate was a benefit of (64.6%) for the first quarter 2015 and a benefit of (44.6%) for the first quarter 2014. The provision for income taxes and effective tax rate for the first quarter 2015 reflects the reduction of amounts due for federal income taxes as a result of the filing of our 2014 federal income tax return.

DISCONTINUED OPERATIONS

We have accounted for the 27 Rainbow stores that were either sold or closed during the third quarter of Fiscal 2014 as discontinued operations. The Consolidated Statement of Comprehensive Loss for the thirteen weeks ended March 29, 2014 has been reclassified to conform with this presentation. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

We have included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs and loss on debt extinguishment charges) for the 27 Rainbow stores within net income (loss) from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of the period to the net assets of the total Company. We recorded $1.7 million and $0.5 million of interest in discontinued operations for the thirteen weeks ended March 29, 2014 and April 4, 2015, respectively. During the first quarter of Fiscal 2015, we paid $7.9 million to terminate the obligations related to the capital leases of two Rainbow stores that were closed during the third quarter of Fiscal 2014, resulting in a gain of $2.7 million.

Net income (loss) from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Loss for the thirteen ending March 29, 2014 and April 4, 2015 is as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	April 4, 2015
Net Sales	$139,527	$—

Income from discontinued operations, before income taxes:	$1,845	$2,144
Income tax expense on discontinued operations	867	4,088

Income (loss) from discontinued operations, net of tax	$978	$(1,944)

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	April 4, 2015
Net cash used in operating activities (1)	$(13,650)	$(5,392)
Net cash used in investing activities (1)	(16,428)	(15,236)
Net cash (used in) provided by financing activities (1)	(19,870)	5,531

Net decrease in cash and cash equivalents	$(49,948)	$(15,097)

Cash and cash equivalents at end of period (2)	$32,230	$43,479

(1)	Includes activities from continuing operations and discontinued operations.
(2)	Includes cash and cash equivalents included in assets of discontinued operations.

Net Cash Used In Operating Activities. Net cash used in operating activities was $5.4 million for the thirteen weeks ended April 4, 2015 compared to $13.7 million for the thirteen weeks ended March 29, 2014. The decrease in cash used in operating activities was due primarily to a decrease in accounts receivable and prepaid expenses and lower payments for interest and taxes.

Net Cash Used in Investing Activities. Net cash used in investing activities for the thirteen weeks ended April 4, 2015 was $15.2 million compared to $16.4 million for the thirteen weeks ended March 29, 2014. The decrease is primarily due to lower capital expenditures. Total capital expenditures for Fiscal 2015, excluding acquisitions, are estimated to be approximately $68-73 million.

Net Cash (Used in) Provided By Financing Activities. Net cash provided by financing activities for the thirteen weeks ended April 4, 2015 was $5.5 million compared to cash used in financing activities of $19.9 million for the thirteen weeks ended March 29, 2014. Net cash provided in the thirteen weeks ended April 4, 2015 primarily consisted of net borrowings on our revolving credit facility of $14.5 million, partially offset by payments of $7.9 million to terminate two leases associated with discontinued operations. Net cash used in the thirteen weeks ended March 29, 2014 primarily consisted of payments of debt and capital lease obligations of $518.0 million primarily to refinance our existing indebtedness and related financing costs of $5.2 million, offset somewhat by the net proceeds from our term loan of $450.8 million, net proceeds from our common stock offering of $19.3 million and net borrowings on our revolving credit facility of $33.8 million.

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

Mandatory prepayments under the New Term Facility are required with (i) 50% of adjusted excess cash flow (which percentage shall be reduced to 25% and to 0% upon achievement of certain leverage ratios); (ii) 100% of the net cash proceeds of assets sales or other non-ordinary course dispositions of certain property by RSI and its restricted subsidiaries (subject to certain exceptions and reinvestment provisions); and (iii) 100% of the net cash proceeds of issuances, offerings or placements of certain indebtedness not otherwise permitted to be incurred under the New Term Facility credit agreement.

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

Non-GAAP Measures

We present Adjusted EBITDA, a non-GAAP measure, to provide investors with a supplemental measure of our operating performance. We define Adjusted EBITDA as earnings before interest expense, provision for income taxes, depreciation and amortization, LIFO charges, amortization of deferred financing costs, non-cash compensation expenses arising from the issuance of stock, costs incurred in connection with our IPO (or subsequent offerings of our Roundy’s common stock), loss on debt extinguishment, certain non-recurring or unusual employee and pension related costs, costs related to acquisitions, costs related to debt financing activities, goodwill and asset impairment charges, gain or loss on the disposition of assets, one-time costs due to the closing of stores or a distribution facility, nonrecurring gains or losses on lease terminations and Adjusted EBITDA from discontinued operations. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness, tax structures, and methodologies in calculating LIFO expense that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make these comparisons. Similarly, we omit depreciation and amortization because other companies may employ a greater or lesser amount of owned property, and because in our experience, whether a store is new or one that is fully or mostly depreciated does not necessarily correlate to the contribution that such store makes to operating performance. We believe that investors, analysts and other interested parties consider Adjusted EBITDA an important measure of our operating performance. Adjusted EBITDA should not be considered as an alternative to net income as a measure of our performance. Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

To properly and prudently evaluate our business, we encourage you to review our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 and the reconciliation to Adjusted EBITDA from net income, the most directly comparable financial measure presented in accordance with GAAP, set forth in the table below. All of the items included in the reconciliation from net income from continuing operations to Adjusted EBITDA are either (i) non-cash items or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

The following is a summary of the calculation of Adjusted EBITDA for the thirteen weeks ended March 29, 2014 and April 4, 2015 (in thousands):

	Thirteen Weeks Ended
	March 29, 2014			April 4, 2015
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net Income (loss)	$(5,495)	$978	$(4,517)	$(387)	$(1,944)	$(2,331)
Interest expense	13,148	1,146	14,294	13,355	529	13,884
Provision (benefit) for income taxes	(4,426)	867	(3,559)	(706)	4,088	3,382
Depreciation and amortization expense	14,706	2,153	16,859	16,066	—	16,066
LIFO charge	491	—	491	83	—	83
Amortization of deferred financing costs	591	33	624	554	—	554
Non-cash stock compensation expense	860	—	860	1,232	—	1,232
Gain on lease terminations	—	—	—	—	(2,739)	(2,739)
Loss on debt extinguishment	8,576	472	9,048	—	—	—

Adjusted EBITDA	$28,451	$5,649	$34,100	$30,197	$(66)	$30,131

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: inventories, income taxes, discounts and vendor allowances, closed facility lease commitments, reserves for self-insurance, employee benefit plans, goodwill and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of April 4, 2015, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended April 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes in risk factors for the Company in the period covered by this report. See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

Results of Operations and Financial Condition.

On May 13, 2015, the Company issued a press release announcing financial information for its first quarter ended April 4, 2015. A copy of the press release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits

Reference is made to the separate exhibit index contained on page 28 filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roundy’s, Inc.

By:	/s/ ROBERT A. MARIANO
Robert A. Mariano
Chairman, President and Chief Executive Officer and Director

Date: May 13, 2015

By:	/s/ MICHAEL P. TURZENSKI
Michael P. Turzenski
Group Vice President and Chief Financial Officer

Date: May 13, 2015

Exhibit Index

Exhibit Number	Description

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Press Release dated May 13, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document