Form 10-Q
period 2015-07-04
Roundy's, Inc.
filed 2015-08-12
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

As of August 3, 2015, there were 49,388,867 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen and twenty-six week periods ended July 4, 2015

Part I – Financial Information

Item 1. FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
Net Sales	$942,906	$998,257	$1,805,596	$1,980,189

Costs and Expenses:
Cost of sales	693,951	734,566	1,326,139	1,454,892
Operating and administrative	239,141	252,135	457,249	500,925
Asset impairment charge	5,050	-	5,050	-
Interest:
Interest expense, net	13,193	13,303	26,341	26,658
Amortization of deferred financing costs	541	554	1,132	1,108
Loss on debt extinguishment	-	-	8,576	-

	951,876	1,000,558	1,824,487	1,983,583

Loss from Continuing Operations before Income Taxes	(8,970)	(2,301)	(18,891)	(3,394)
Income Taxes	(4,014)	(910)	(8,440)	(1,616)

Net Loss from Continuing Operations	(4,956)	(1,391)	(10,451)	(1,778)
Loss from Discontinued Operations, Net of Tax	(22,709)	(124)	(21,731)	(2,068)

Net Loss	$(27,665)	$(1,515)	$(32,182)	$(3,846)

Basic and diluted net loss per common share:
Continuing operations	$(0.10)	$(0.03)	$(0.22)	$(0.04)
Discontinued operations	$(0.47)	$(0.00)	$(0.46)	$(0.04)
Weighted average number of common shares outstanding:
Basic and diluted	48,123	48,436	47,301	48,335

Comprehensive Loss	$(27,408)	$(646)	$(31,585)	$(2,154)

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	January 3, 2015	July 4, 2015
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$58,576	$39,861
Notes and accounts receivable, less allowance for losses	39,009	39,087
Merchandise inventories	275,457	293,158
Prepaid expenses	21,536	23,887
Income taxes receivable	14,818	-
Deferred income taxes	4,439	4,439
Current assets of discontinued operations	6,518	6,606

Total current assets	420,353	407,038

Property and Equipment, net	320,263	323,861

Other Assets:
Other assets, net of amortization of certain intangible assets	53,244	50,596
Long-term assets of discontinued operations	27,971	26,641
Goodwill	297,523	297,523

Total other assets	378,738	374,760

Total assets	$1,119,354	$1,105,659

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$234,572	$227,609
Accrued wages and benefits	37,141	39,407
Other accrued expenses	51,861	54,342
Current maturities of long-term debt and capital lease obligations	1,459	1,521
Income taxes payable	-	3,105
Current liabilities of discontinued operations	20,135	14,348

Total current liabilities	345,168	340,332

Long-term Debt and Capital Lease Obligations	641,197	645,386
Deferred Income Taxes	40,444	39,822
Other Liabilities	106,940	108,367
Long-term Liabilities of Discontinued Operations	71,993	58,025

Total liabilities	1,205,742	1,191,932

Commitments and Contingencies

Shareholders’ Deficit:
Preferred Stock (5,000 shares authorized at 1/3/15 and 7/4/15, respectively, $0.01 par value, 0 shares at 1/3/15 and 7/4/15, respectively, issued and outstanding)	-	-
Common stock (150,000 shares authorized, $0.01 par value, 49,334 shares and 49,389 shares at 1/3/15 and 7/4/15, respectively, issued and outstanding)	493	494
Additional paid-in-capital	140,004	142,823
Accumulated deficit	(172,804)	(177,201)
Accumulated other comprehensive loss	(54,081)	(52,389)

Total shareholders’ deficit	(86,388)	(86,273)

Total liabilities and shareholders’ deficit	$1,119,354	$1,105,659

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 28, 2014	July 4, 2015
Cash Flows From Operating Activities:
Net loss	$(32,182)	$(3,846)
Adjustments to reconcile net loss to net cash flows provided by operating activities:

Asset impairment charges	16,193	-
Multi-employer pension withdrawal charges	25,796	1,195
Depreciation of property and equipment and amortization of intangible assets	34,267	32,567
Amortization of deferred financing costs	1,183	1,108
Gain on lease terminations related to discontinued operations	-	(2,739)
Gain on sale of property and equipment and other assets	(79)	(244)
LIFO charge	443	11
Deferred income taxes	(1,043)	2,103
Loss on debt extinguishment	9,048	-
Amortization of debt discount	1,160	1,234
Stock-based compensation expense	2,074	2,821

Changes in operating assets and liabilities:
Notes and accounts receivable	(2,405)	213
Merchandise inventories	(26,197)	(17,712)
Prepaid expenses	(1,357)	557
Other assets	(2,111)	(285)
Accounts payable	128	(10,800)
Accrued expenses and other liabilities	14,089	2,958
Income taxes	(22,450)	11,593

Net cash flows provided by operating activities (1)	16,557	20,734

Cash Flows From Investing Activities:
Capital expenditures	(42,504)	(33,435)
Proceeds from sale of property and equipment	90	385

Net cash flows used in investing activities (1)	(42,414)	(33,050)

Cash Flows From Financing Activities:
Dividends paid to common shareholders	(149)	(100)
Payments of withholding taxes for vesting of restricted stock shares	(711)	(627)
Borrowings on revolving credit facility	326,500	208,250
Payments made on revolving credit facility	(291,500)	(204,500)
Proceeds from long-term borrowings	450,800	-
Payments of debt and capital lease obligations	(519,181)	(1,539)
Payments of lease obligation terminations	-	(7,883)
Issuance of common stock, net of issuance costs	19,302	-
Debt issuance and refinancing fees and related expenses	(5,615)	-

Net cash flows used in financing activities (1)	(20,554)	(6,399)

Net decrease in Cash and Cash Equivalents	(46,411)	(18,715)

Cash and Cash Equivalents, Beginning of Period (2)	82,178	58,576

Cash and Cash Equivalents, End of Period (2)	$35,767	$39,861

Supplemental Cash Flow Information:
Cash paid for interest	$27,596	$26,196
Cash paid (refunded) for income taxes	1,338	(11,972)

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

The accompanying unaudited consolidated financial statements as of July 4, 2015, and for the thirteen and twenty-six weeks ended June 28, 2014 and July 4, 2015 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen and twenty-six weeks ended July 4, 2015 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 2, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides guidance for revenue recognition for companies that either enter into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs are currently required to be capitalized and presented in the balance sheet as deferred charges or assets. The recognition and measurement for debt issuance costs are not affected by ASU No. 2015-03. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. As of July 4, 2015, the Company has recognized these types of costs on its balance sheet which are related to its 2014 Credit Facilities. These costs will be reclassified from other assets to long-term debt liabilities when the Company adopts ASU No. 2015-03.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (“ASU No. 2015-04”). ASU No. 2015-04 permits companies with fiscal year ends that do not coincide with a calendar month to make an accounting policy election to measure defined benefit plan assets and obligations using the month-end date that is closest to the company’s fiscal year-end. The guidance is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company expects to elect to measure its defined benefit plan assets and obligations using December 31, 2015 as the measurement date. The Company does not expect that this policy change will have a material effect on its consolidated financial statements.

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

On May 22, 2015, the Company completed a secondary offering of 4,025,000 shares of its common stock at a price of $3.50 per share (the “Secondary Offering”). All shares offered during the Secondary Offering were sold by existing shareholders. The Company did not receive any proceeds from the Secondary Offering.

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

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company expects to incur a withdrawal liability related to the multi-employer pension plans in which the affected employees participate. During Fiscal 2014, the Company recorded a charge of $49.7 million for the estimated multi-employer pension withdrawal liability, which represented the Company’s best estimate absent withdrawal liability notices from the multi-employer plans. When withdrawal liability notices from the impacted multi-employer pension plans are received the ultimate withdrawal liability is updated. Charges are recorded in the period when the change in the final withdrawal liability is identified. The Company expects the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate. During the fourth quarter of Fiscal 2014, the Company received a preliminary notice from one of the plans, which required the Company to make the first quarterly installment during the fourth quarter of 2014, and these quarterly installments will continue for 20 years. The amount of the payment was consistent with the Company’s estimates when the initial charge was recorded. During the second quarter of Fiscal 2015, the Company received a withdrawal liability notice from one of the plans, which required the Company to make the first quarterly installment during the second quarter of Fiscal 2015, and these quarterly installments will continue until the fourth quarter of Fiscal 2017. The withdrawal liability notice called for installment payments greater that the Company’s estimates when the initial charge was recorded which resulted in the Company increasing the multi-employer pension plan withdrawal liability by $1.2 million. The present value of the payments expected to be made within the next twelve months is included within current liabilities of discontinued operations, and the remainder of the liability for the estimated multi-employer pension withdrawal is included within long-term liabilities of discontinued operations as presented in the table below.

Also in connection with the sale of the 18 Rainbow stores, the Company has assigned leases and subleases for these stores which expire at various dates through 2026. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations would include rent, real estate taxes, common area costs and other sundry expenses. As of July 4, 2015, the future minimum lease payments are approximately $35.6 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

The Company has accounted for the 27 Rainbow stores that were either included in the Rainbow Store Sale or closed during the third quarter of Fiscal 2014 as discontinued operations. The Consolidated Statement of Comprehensive Loss for the thirteen and twenty-six weeks ended June 28, 2014 has been reclassified to conform with this presentation.

The Company has included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs and loss on debt extinguishment charges) for the 27 Rainbow stores within net loss from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of the period to the net assets of the total Company. The Company recorded $0.9 million and $2.6 million of interest in discontinued operations for the thirteen and twenty-six weeks ended June 28, 2014, respectively. The Company recorded $0.4 million and $0.9 million of interest in discontinued operations for the thirteen and twenty-six weeks ended July 4, 2015, respectively.

Loss from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ending June 28, 2014 and July 4, 2015 is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015

Net Sales	$132,847	$-	$272,374	$-

(Loss) income from discontinued operations, before income taxes:	$(37,290)	$(872)	$(35,445)	$1,272
Income taxes on discontinued operations	(14,581)	(748)	(13,714)	3,340

Loss from discontinued operations, net of tax	$(22,709)	$(124)	$(21,731)	$(2,068)

The assets and liabilities of discontinued operations as of January 3, 2015 and July 4, 2015 include the following:

	January 3, 2015	July 4, 2015
Assets of discontinued operations:
Notes and accounts receivable	$374	$83
Prepaid expenses	914	833
Income taxes receivable	-	820
Deferred income taxes, current	4,750	4,750
Deferred income taxes, non-current	27,971	26,641
Property and equipment, net	480	120

Total assets of discontinued operations	$34,489	$33,247

Current assets of discontinued operations	$6,518	$6,606

Long-term assets of discontinued operations	$27,971	$26,641

Liabilities of discontinued operations:
Accounts payable	$1,060	$-
Estimated multi-employer liability, current	4,554	6,088
Other accrued expenses	9,036	6,676
Current maturities of capital lease obligations	2,500	1,584
Income taxes payable	2,985	-
Long-term capital lease obligations	13,807	3,764
Estimated multi-employer liability, non-current	45,078	43,436
Other long-term liabilities	13,108	10,825

Total liabilities of discontinued operations	$92,128	$72,373

Current liabilities of discontinued operations	$20,135	$14,348

Long-term liabilities of discontinued operations	$71,993	$58,025

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

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements as of July 4, 2015, which is an interest rate swap liability of $0.5 million, compared to a liability of $0.6 million as of January 3, 2015. Interest rate derivatives are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable, accounts payable and revolving credit facility debt approximated fair value as of July 4, 2015.

Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $24.3 million and $15.7 million, as of January 3, 2015 and July 4, 2015, respectively. Included in the fair value of capital lease obligations are $11.3 million and $3.7 million as of January 3, 2015 and July 4, 2015, respectively, related to the capital lease obligations for the nine Rainbow stores that were closed during the third quarter of Fiscal 2014 and are included in liabilities of discontinued operations on the Consolidated Balance Sheet. The Company considers the fair value of the capital leases to be Level 2 within the fair value hierarchy.

Based on recent open market transactions of the Company’s 2014 Credit Facilities and the 10.25% Senior Secured Notes due in 2020 (the “2020 Notes”), the fair value of long-term debt, including current maturities, is approximately $600.9 million and $608.0 million as of January 3, 2015 and July 4, 2015, respectively. The Company considers the fair value of the New Term Facility and 2020 Notes to be Level 2 within the fair value hierarchy.

8. INVENTORIES

The Company uses the LIFO method of valuation for a portion of its inventories. If the FIFO method had been used, inventories would have been approximately $21.2 million higher on January 3, 2015 and on July 4, 2015.

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

9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 3, 2015	July 4, 2015

Term loan	$444,700	$444,700
2020 Notes	200,000	200,000
Revolving credit facility	-	3,750
Capital lease obligations, 7.6% to 10%, due 2015 to 2031	11,849	11,243
Other long-term debt	1,042	914

	657,591	660,607

Less: Unamortized discount on term loan	9,815	9,011
Less: Unamortized discount on 2020 Notes	5,120	4,689
Less: Current maturities	1,459	1,521

Long-term debt, net of current maturities	$641,197	$645,386

On March 3, 2014, Roundy’s Supermarkets, Inc. (“RSI”), the wholly owned operating subsidiary of the Company, refinanced its existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”, together with the New Term Facility, the “2014 Credit Facilities”). The Company used the proceeds from the New Term Facility, together with existing cash, to repay the Company’s existing term loan, including all accrued interest thereon and related costs, fees and expenses. The New Term Facility was issued with a 2.0% discount, which will be amortized over the seven year term of the New Term Facility. The New Term Facility has a maturity date of March 3, 2021 that will accelerate to September 15, 2020 if the 10.25% Senior Secured Notes due in 2020 (the “2020 Notes”) are not refinanced in full prior to September 15, 2020. The New Revolving Facility has a maturity date of March 3, 2019.

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

Borrowings under the New Term Facility are guaranteed, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect, wholly owned domestic restricted subsidiaries and are secured by substantially all of RSI’s and such guarantors’ assets (subject to certain exceptions) on a first-priority basis, except that with respect to New Revolving Facility Priority Collateral (defined below) such assets are secured on a second-priority basis, in each case subject to certain exceptions and to the terms of the First Lien Intercreditor Agreement described below.

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

Borrowings under the New Revolving Facility are guaranteed, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect, wholly owned domestic restricted subsidiaries and are secured by substantially all of RSI’s and such guarantors’ assets (subject to certain exceptions), in the case of certain assets designated as New Revolving Facility priority collateral including accounts, inventory, cash, deposit accounts, certain payment intangibles and other related assets (“New Revolving Facility Priority Collateral”) on a first-priority basis, and on a second-priority basis with respect to other assets, in each case subject to certain exceptions and to the terms of the First Lien Intercreditor Agreement described below.

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

At July 4, 2015, the Company was in compliance with all covenants relating to its indebtedness.

On July 4, 2015, there were outstanding letters of credit, totaling $33.6 million, which reduce borrowing availability under the New Revolving Facility. As of July 4, 2015, the total unused availability under the New Revolving Facility was $165.9 million.

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

On December 20, 2013, RSI completed the private placement of $200 million of the 2020 Notes that mature on December 15, 2020. The Company pays interest at a rate of 10.25% on the 2020 Notes semiannually, commencing on June 15, 2014. The 2020 Notes were issued with a 3.01% discount, which is being amortized over the seven year term of the 2020 Notes. The Company capitalized $4.6 million of financing costs related to the issuance of the 2020 Notes which is also being amortized over the seven year term of the 2020 Notes.

The 2020 Notes are unconditionally guaranteed, jointly and severally, on a senior basis, by (i) RSI’s indirect parent company Roundy’s, Inc., (ii) RSI’s direct parent company Roundy’s Acquisition Corp. and (iii) each of RSI’s domestic restricted subsidiaries owned on the date of original issuance of the 2020 Notes, and are secured by a second priority security interest in substantially all of RSI’s and the guarantors’ assets, which security interests rank junior to the security interests in such assets that secure our 2014 Credit Facilities. The 2020 Notes and the guarantees thereof are secured by a second priority lien on substantially all the assets owned by RSI and the guarantors, subject to permitted liens and certain exceptions. These liens are junior in priority to the first-priority liens on the same collateral securing the 2014 Credit Facilities (as well as certain hedging and cash management obligations owed to lenders thereunder or their affiliates) and to certain other permitted liens under the indenture.

At any time prior to December 15, 2016, the Company may redeem up to 35% of the 2020 Notes with the net cash proceeds received by the Company from any equity offering at a price of 110.25% of the principal amount of the 2020 Notes, plus accrued and unpaid interest.

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

As of July 4, 2015, the Company has recorded $0.5 million in other liabilities in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of July 4, 2015, the Company has $0.3 million in accumulated other comprehensive loss recorded on the Company’s Consolidated Balance Sheet, which represents a loss on the effective portion of the Swap, net of tax. The Company reclassifies interest payments on the Swap to earnings as the interest payments are made. The Company does not expect the amount of losses that will be reclassified into earnings over the next twelve months to be material. During the thirteen and twenty-six weeks ended June 28, 2014 and July 4, 2015, amounts reclassified into current period earnings were not material. The fair value of the Swap as of January 3, 2015 was a liability of $0.6 million.

On March 3, 2014, the Company completed the 2014 Refinancing. Due to a change in certain of the critical terms of the New Term Facility, specifically the change in the interest rate floor, a certain portion of the Swap was deemed ineffective for the thirteen weeks ended June 28, 2014 and July 4, 2015. The amount is considered immaterial.

11. EMPLOYEE BENEFIT PLANS

Net pension income from continuing operations in the thirteen and twenty-six weeks ended June 28, 2014 and July 4, 2015 included the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
Service cost	$-	$-	$-	$-
Interest cost on projected benefit obligation	2,039	2,017	4,078	4,034
Expected return on plan assets	(3,563)	(3,548)	(7,127)	(7,096)
Amortization of net actuarial loss	607	1,361	1,214	2,722

Net pension income from continuing operations	$(917)	$(170)	$(1,835)	$(340)

As of July 4, 2015, the Company had a letter of credit posted in favor of the Pension Benefit Guaranty Corporation in the amount of $10 million.

The Company expects its pension plan contributions for the fiscal year ending January 2, 2016 to be approximately $0.3 million.

12. INCOME TAXES

The Company’s effective tax rate for continuing operations for both the thirteen and twenty-six weeks ended June 28, 2014 was a tax benefit of (44.7%). The Company’s effective tax rate for continuing operations for the thirteen and twenty-six weeks ended July 4, 2015 is a tax benefit of (39.5%) and (47.6%), respectively. The provision for income taxes and effective tax rate for the twenty-six weeks ended July 4, 2015 reflects the reduction of amounts due for federal income taxes as a result of the filing of the Company’s 2014 federal income tax return.

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

The Company contributes to one multi-employer pension plan based on obligations arising from its collective bargaining agreement covering certain supply chain employees. This plan is underfunded as of July 4, 2015. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

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

In connection with the exit or sale of its independent distribution business in prior years, the Company has assigned leases and subleases for retail stores which expire at various dates through 2037. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments for continuing operations are approximately $23.0 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During the thirteen and twenty-six weeks ended June 28, 2014 and July 4, 2015, amounts reclassified from accumulated other comprehensive loss to net pension income are included within operating and administrative expenses and amounts reclassified from accumulated other comprehensive loss related to derivatives are included within interest expense in the Company’s Consolidated Statements of Comprehensive Loss.

The change in accumulated other comprehensive loss by component for the thirteen weeks ended June 28, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at March 29, 2014	$(288)	$(27,832)	$(28,120)

Other comprehensive loss before reclassifications	(179)	-	(179)
Income taxes	72	-	72

Net other comprehensive loss before reclassifications	(107)	-	(107)

Amounts reclassified from accumulated other comprehensive loss	-	607	607
Income taxes	-	(243)	(243)

Net amounts reclassified from accumulated comprehensive loss	-	364	364

Other comprehensive income (loss)	(107)	364	257

Balance at June 28, 2014	$(395)	$(27,468)	$(27,863)

The change in accumulated other comprehensive loss by component for the twenty-six weeks ended June 28, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

Other comprehensive loss before reclassifications	(219)	-	(219)
Income taxes	88	-	88

Net other comprehensive loss before reclassifications	(131)	-	(131)

Amounts reclassified from accumulated other comprehensive loss	-	1,214	1,214
Income taxes	-	(486)	(486)

Net amounts reclassified from accumulated comprehensive loss	-	728	728

Other comprehensive income (loss)	(131)	728	597

Balance at June 28, 2014	$(395)	$(27,468)	$(27,863)

The change in accumulated other comprehensive loss by component for the thirteen weeks ended July 4, 2015 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at April 4, 2015	$(338)	$(52,920)	$(53,258)

Other comprehensive loss before reclassifications	(24)	-	(24)
Income taxes	10	-	10

Net other comprehensive loss before reclassifications	(14)	-	(14)

Amounts reclassified from accumulated other comprehensive loss	111	1,361	1,472
Income taxes	(44)	(545)	(589)

Net amounts reclassified from accumulated comprehensive loss	67	816	883

Other comprehensive income	53	816	869

Balance at July 4, 2015	$(285)	$(52,104)	$(52,389)

The change in accumulated other comprehensive loss by component for the twenty-six weeks ended July 4, 2015 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at January 3, 2015	$(344)	$(53,737)	$(54,081)

Other comprehensive loss before reclassifications	(117)	-	(117)
Income taxes	47	-	47

Net other comprehensive loss before reclassifications	(70)	-	(70)

Amounts reclassified from accumulated other comprehensive loss	215	2,722	2,937
Income taxes	(86)	(1,089)	(1,175)

Net amounts reclassified from accumulated comprehensive loss	129	1,633	1,762

Other comprehensive income	59	1,633	1,692

Balance at July 4, 2015	$(285)	$(52,104)	$(52,389)

15. EARNINGS PER SHARE

The Company had one class of common stock as of July 4, 2015.

For the thirteen and twenty-six weeks ended June 28, 2014, there were 124,932 and 205,463 restricted shares outstanding, respectively, that were excluded from the calculation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. For the thirteen and twenty-six weeks ended July 4, 2015, there were 234,113 and 478,023 restricted shares outstanding, respectively, that were excluded from the calculation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

As of June 28, 2014 and July 4, 2014, there were 1,041,337 and 777,345 contingently issuable shares, respectively, excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
Net loss per common share - basic:
Net loss from continuing operations	$(4,956)	$(1,391)	$(10,451)	$(1,778)
Net loss from discontinued operations	(22,709)	(124)	(21,731)	(2,068)

Net Loss	$(27,665)	$(1,515)	$(32,182)	$(3,846)

Basic and diluted weighted average common shares outstanding	48,123	48,436	47,301	48,335
Net loss per common share from continuing operations- basic and diluted	$(0.10)	$(0.03)	$(0.22)	$(0.04)

Net loss per common share from discontinued operations- basic and diluted	$(0.47)	$(0.00)	$(0.46)	$(0.04)

16. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (“2012 Plan”) and 2015 Incentive Compensation Plan (“2015 Plan”) provide for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. The 2015 Plan was approved on May 15, 2015 at the Company’s 2015 Annual Meeting of Stockholders. An aggregate 5,470,000 shares of common stock were registered for issuance under the 2015 Plan. The remaining shares under the 2012 Plan are no longer available for issuance except those shares that are forfeited due to employee terminations or failure to meet performance metrics. As of July 4, 2015 there were 3,949,438 remaining shares available for issuance under the 2015 Plan, which assumes that all of the 2015 restricted stock unit grants discussed below vest at the maximum amount.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $1.2 million and $2.1 million for the thirteen and twenty-six weeks ended June 28, 2014, respectively, compared to $1.6 million and $2.8 million for the thirteen and twenty-six weeks ended July 4, 2015, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. The Company paid dividends on restricted stock that vested during the thirteen and twenty-six weeks ended June 28, 2014 of $0.1 million and $0.1 million, respectively, compared to no dividends and $0.1 million of dividends on restricted stock during the thirteen and twenty-six weeks ended July 4, 2015, respectively.

The Company has granted restricted stock to certain employees, as well as to non-employee directors, under the 2012 Plan and the 2015 Plan. The time-based restricted stock that was granted to employees in 2012 vests over five years. The time-based restricted stock granted to non-employee directors in 2014 and 2015 vests over one year.

During the second quarter of 2013, the Company granted 770,366 shares of restricted stock that will vest upon the achievement of certain market performance metrics (the “2013 Market Awards”) and 452,725 shares of stock (the “2013 Time-Based Awards”) that will vest based upon the passage of time, in each case to certain employees under the 2012 Plan. The 2013 Time-Based restricted stock vests ratably over three years for employees from the date of the grant. The 2013 Market Awards will vest after three years if certain specified market conditions are met. The market-based condition is a comparison of the total shareholder return (“TSR”) of the Company’s stock with the TSR of its peer group over the corresponding three year period as determined by the Compensation Committee of the Company’s Board of Directors. These 2013 Market Awards also include a modifier based on the performance of the Company’s operating income as compared to its peer group. The number of shares ultimately vesting will be determined based on the TSR metric and operating income results at the conclusion of the third year. The fair value of the 2013 Market Awards was determined to be $3.02, which was determined using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of the Company meeting the market-based condition. These inputs include a stock price volatility assumption that is the weighted average between the Company’s volatility since the IPO and the peer group average volatility for the 1.5 year period prior to the Company’s IPO and a 2.7 year risk-free interest rate of 0.33%. The fair value of the 2013 Time-Based Awards was determined based on the stock price as of the date of the grant.

The unvested restricted shares granted under the 2012 Plan generally have all the rights of a shareholder, including the right to receive dividends and the right to vote the shares. All of the unvested restricted stock granted under the 2012 Plan vests upon certain changes of control of the Company.

The change in the number of restricted stock shares outstanding consisted of the following:

	Restricted Shares Outstanding (in thousands)	Weighted-average grant-date fair value per share

Outstanding, January 3, 2015	1,165	$5.36

Granted	-	-
Vested	(213)	7.70
Cancelled or Expired	(14)	5.24

Outstanding, July 4, 2015	938	4.83

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

During the first quarter of Fiscal 2015, the Company granted 1,665,642 restricted stock units that will convert to common stock upon vesting. All the units granted during the first quarter of 2015 will vest based on the passage of time. The Company granted 891,705 units that will vest over three years for employees and one year for non-employee directors. The Company also granted 773,937 additional units to certain executive level employees, which will vest over four years. The fair value of these awards was determined based on the stock price as of the date of the grant.

During the first quarter of 2015, the Compensation Committee of the Company’s Board of Directors awarded 760,281 performance-based restricted stock units to certain employees and executive officers that will vest in the first quarter of Fiscal 2018 based on operating income performance metrics (“2015 Performance Awards”). The number of these awards that will ultimately convert from units to shares will be based on the operating income metrics during Fiscal 2015, Fiscal 2016 and Fiscal 2017 and will vest at the conclusion of the third year and could be up to 200% of the number of units originally awarded. The 2015 Performance Awards were granted under the 2015 Plan that was approved by the Company’s shareholders during the second quarter of Fiscal 2015. The 2015 Performance Awards that are based on Fiscal 2015 operating income were granted during the second quarter of Fiscal 2015 and are therefore included in the table below. The 2015 Performance Awards that are based on Fiscal 2016 and Fiscal 2017 operating income will be granted when the operating income metrics are determined and therefore are not included in the table below.

The unvested restricted stock units granted under the 2012 Plan and the 2015 Plan have the right to receive dividends, but not the right to vote. All of the unvested restricted stock units granted under the 2015 Plan vest upon the termination of participants in certain situations following certain changes of control of the Company.

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Units Outstanding (in thousands) (1)	Weighted-average grant-date fair value per unit

Outstanding, January 3, 2015	808	$6.44

Granted	1,919	4.52
Vested	(189)	6.33
Cancelled or Expired	(53)	6.33

Outstanding, July 4, 2015	2,485	4.97

(1) Represents the number of restricted stock units granted. For the 2014 Market Awards, the 2014 Performance Awards and the 2015 Performance Awards, actual shares issued could be up to 200% of the units granted.

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

The following is a summary of the percentage of sales from continuing operations of non-perishable, perishable, and non-food items for the thirteen and twenty-six weeks ended June 28, 2014 and July 4, 2015:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
Non-Perishable Food	43.1%	42.0%	44.8%	43.3%
Perishable Food	39.3%	40.5%	37.9%	39.6%
Non-Food	17.6%	17.5%	17.3%	17.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain founded in 1872. As of July 4, 2015, we operated 150 grocery stores in Wisconsin and Illinois under the Pick ’n Save, Mariano’s, Copps and Metro Market retail banners, which are served by our two distribution facilities and our food processing and preparation commissary. The following table represents our store network as of the end of each of the periods below:

	6/28/2014	9/27/2014	1/3/2015	4/4/2015	7/4/2015
Pick ’n Save	93	93	90	90	89
Mariano’s	24	27	29	30	32
Copps	25	25	25	25	25
Metro Market	4	4	4	4	4
Rainbow	27	-	-	-	-

Total Company-owned stores	173	149	148	149	150

In this section, we refer to the thirteen weeks ended July 4, 2015 as the “second quarter 2015” and we refer to the thirteen weeks ended June 28, 2014 as the “second quarter 2014.”

For the second quarter 2015, net sales from continuing operations were $998.3 million, compared to net sales from continuing operations of $942.9 million for the second quarter 2014. The increase in net sales was primarily due to the impact of new stores, partially offset by a decrease in same-store sales.

Net loss per basic and diluted share from continuing operations was $0.03 for the second quarter 2015, compared to net loss per basic and diluted share of $0.10 in the second quarter 2014. Results for the second quarter of 2015 include a closed facility charge of $0.6 million ($0.3 million, net of income tax). Results for the second quarter 2014 included an asset impairment charge of approximately $5.1 million ($3.0 million, net of income tax) incurred in connection with the closure of the Stevens Point distribution facility during the third quarter of 2014 and employee severance costs of $1.2 million ($0.7 million, net of income tax). For the twenty-six weeks ended July 4, 2015, net loss per basic and diluted share from continuing operations was $0.04, compared to net loss per basic and diluted share of $0.22 for the twenty-six weeks ended June 28, 2014. Results for the twenty-six weeks ended July 4, 2015 include a closed facility charge of $0.6 million ($0.3 million, net of income tax). Results for the twenty-six weeks ended June 28, 2014 included an asset impairment charge of approximately $5.1 million ($3.0 million, net of income tax) incurred in connection with the closure of the Stevens Point distribution facility during the third quarter of 2014, employee severance costs of $1.2 million ($0.7 million, net of income tax) and a loss on debt extinguishment of approximately $8.6 million ($4.7 million, net of income tax) incurred in connection with the debt refinancing in the first quarter 2014.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings, as well as improving the customer shopping experience through excellent customer service and better in-stock positions. In addition, we intend to continue our expansion into the Chicago market. During the second quarter of 2015, we opened two additional Mariano’s store in the Chicago market. As of July 4, 2015, we had 32 stores open in the Chicago market.

Unless otherwise noted, the disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

RESULTS OF CONTINUING OPERATIONS

(Dollars in thousands)	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 28, 2014		July 4, 2015		June 28, 2014		July 4, 2015
Net Sales	$942,906	100.0%	$998,257	100.0%	$1,805,596	100.0%	$1,980,189	100.0%

Costs and Expenses:
Cost of sales	693,951	73.6	734,566	73.6	1,326,139	73.4	1,454,892	73.5
Operating and administrative	239,141	25.4	252,135	25.3	457,249	25.3	500,925	25.3
Asset impairment charge	5,050	0.5	-	-	5,050	0.3	-	-
Interest expense (including amortization of deferred financing costs)	13,734	1.5	13,857	1.4	27,473	1.5	27,766	1.4
Loss on debt extinguishment	-	-	-	-	8,576	0.5	-	-

	951,876	101.0	1,000,558	100.2	1,824,487	101.0	1,983,583	100.2

Loss from Continuing Operations before Income Taxes	(8,970)	(1.0)	(2,301)	(0.2)	(18,891)	(1.1)	(3,394)	(0.2)

Income Taxes	(4,014)	(0.4)	(910)	(0.1)	(8,440)	(0.5)	(1,616)	(0.1)

Net Loss from Continuing Operations	$(4,956)	(0.5%)	$(1,391)	(0.1%)	$(10,451)	(0.6%)	$(1,778)	(0.1%)

Thirteen Weeks Ended July 4, 2015 Compared With Thirteen Weeks Ended June 28, 2014

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

Net sales were $998.3 million for the second quarter 2015, an increase of $55.4 million, or 5.9%, from $942.9 million for the second quarter 2014. Same-store sales decreased 3.9% due to a 4.9% decrease in the number of customer transactions, partially offset by a 1.0% increase in the average transaction size. Same-store sales comparisons were negatively impacted by the Easter holiday calendar shift from the second quarter of 2014 into the first quarter of 2015. Adjusted for the effect of the Easter holiday calendar shift, same-store sales decreased 2.4%.

Net sales for the Wisconsin markets were $648.2 million for the second quarter 2015, a decrease of $23.5 million, or 3.5%, from $671.7 million for the second quarter 2014. The decrease primarily reflects the closure of three stores during the fourth quarter of 2014, a decrease in same-store sales and the Easter holiday calendar shift, partially offset by the benefit of a new store. Same-store sales decreased 2.9% due to a 4.0% decrease in the number of customer transactions, partially offset by a 1.1% increase in the average transaction size. Adjusted for the effect of the Easter holiday calendar shift, same-store sales declined 1.4%. Same-store sales in our Wisconsin markets continue to be negatively impacted by competitive store openings.

Net sales for the Illinois market were $350.1 million for the second quarter 2015, an increase of $78.9 million, or 29.1%, from $271.2 million for the second quarter 2014. The increase primarily reflects the benefit of new and acquired stores in Illinois, partially offset by a 6.4% decrease in same-store sales. The decrease in same-store sales was due to a 7.3% decrease in the number of customer transactions, partially offset by a 0.9% increase in the average transaction size. Adjusted for the effect of the Easter holiday calendar shift, same-store sales declined 4.9%. Same-store sales were negatively impacted by the cannibalization effect of new and acquired store openings in the Illinois market. In addition, same-store sales have been negatively impacted by the reopening of a significant number of Dominick’s stores that were initially closed in early 2014 and are now operated by other competitors.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $263.7 million for the second quarter 2015, an increase of $14.7 million, or 5.9%, from $249.0 million for the second quarter 2014. Gross profit, as a percentage of net sales, was flat at 26.4% for the second quarter 2015 and 2014.

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

Operating and administrative expenses were $252.1 million for the second quarter 2015, an increase of $13.0 million, or 5.4%, from $239.1 million for the second quarter 2014. The increase was primarily due to increased occupancy and labor costs in new or acquired Illinois stores. Operating and administrative expenses, as a percentage of net sales were 25.3% and 25.4% for the second quarter 2015 and 2014, respectively.

Asset Impairment Charge. During the second quarter of 2014, the Company recognized a non-cash asset impairment charge of $5.1 million related to adjustments to the carrying value of the property and equipment at the Stevens Point distribution facility which closed during Fiscal 2014.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $13.9 million for the second quarter 2015, compared to $13.7 million for the second quarter 2014.

Income Taxes. Income tax benefit was $0.9 million for the second quarter 2015, a decrease of $3.1 million from a benefit of $4.0 million for the second quarter 2014. The effective income tax rate was a benefit of (39.5%) for the second quarter 2015 and a benefit of (44.7%) for the second quarter 2014.

Twenty-six Weeks Ended July 4, 2015 Compared With Twenty-six Weeks Ended June 28, 2014

Net Sales. Net sales were $1,980.2 million for the twenty-six weeks ended July 4, 2015, an increase of $174.6 million, or 9.7%, from $1,805.6 million for the twenty-six weeks ended June 28, 2014. Same-store sales decreased 2.8%, due to a 3.5% decrease in the number of customer transactions, partially offset by a 0.7% increase in the average transaction size.

Net sales for the Wisconsin markets were $1,294.9 million for the twenty-six weeks ended July 4, 2015, a decrease of $40.3 million, or 3.0%, from $1,335.2 million for the twenty-six weeks ended June 28, 2014. The decrease primarily reflects the closure of three stores during the fourth quarter of 2014 and a decrease in same-store sales, partially offset by the benefit of a new store. Same-store sales decreased 1.5%, due to a 2.5% decrease in the number of customer transactions, partially offset by a 1.0% increase in the average transaction size. Same-store sales in our Wisconsin markets continue to be negatively impacted by competitive store openings.

Net sales for the Illinois market were $685.3 million for the twenty-six weeks ended July 4, 2015, an increase of $214.9 million, or 45.7%, from $470.4 million for the twenty-six weeks ended June 28, 2014. The increase primarily reflects the benefit of new and acquired stores in Illinois, partially offset by a 6.4% decrease in same-store sales. The decrease in same-store sales was due to a 6.6% decrease in the number of customer transactions, partially offset by a 0.2% increase in the average transaction size. Same-store sales were negatively impacted by the cannibalization effect of new and acquired store openings in the Illinois market. In addition, same-store sales have been negatively impacted by the reopening of a significant number of Dominick’s stores that were initially closed in early 2014 and are now operated by other competitors.

Gross Profit. Gross profit was $525.3 million for the twenty-six weeks ended July 4, 2015, an increase of $45.8 million, or 9.6%, from $479.5 million for the twenty-six weeks ended June 28, 2014. Gross profit, as a percentage of net sales, was 26.5% and 26.6% for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively. The decrease in gross profit as a percentage of net sales primarily reflects increased shrink and distribution costs, partially offset by decreased promotional investments and an increased perishable sales mix.

Operating and Administrative Expenses. Operating and administrative expenses were $500.9 million for the twenty-six weeks ended July 4, 2015, an increase of $43.7 million, or 9.6%, from $457.2 million for the twenty-six weeks ended June 28, 2014. The increase was primarily due to increased occupancy and labor costs in new or acquired Illinois stores. Operating and administrative expenses, as a percentage of net sales were 25.3% for both the twenty-six weeks ended July 4, 2015 and June 28, 2014.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $27.8 million for the twenty-six weeks ended July 4, 2015, compared to $27.5 million for the twenty-six weeks ended June 28, 2014.

Loss on Debt Extinguishment. In connection with our debt refinancing in the first quarter of Fiscal 2014, we recognized a loss on debt extinguishment of $9.0 million, of which $8.6 million is related to continuing operations.

Income Taxes. Income tax benefit was $1.6 million for the twenty-six weeks ended July 4, 2015, a decrease of $6.8 million from a benefit of $8.4 million for the twenty-six weeks ended June 28, 2014. The effective income tax rate was a benefit of (47.6%) for the twenty-six weeks ended July 4, 2015 and a benefit of (44.7%) for the twenty-six weeks ended June 28, 2014. The provision for income taxes and effective tax rate for the twenty-six weeks ended July 4, 2015 reflects the reduction of amounts due for federal income taxes as a result of the filing of our 2014 federal income tax return.

DISCONTINUED OPERATIONS

We have accounted for the 27 Rainbow stores that were either sold or closed during the third quarter of Fiscal 2014 as discontinued operations. The Consolidated Statement of Comprehensive Loss for the thirteen and twenty-six weeks ended June 28, 2014 has been reclassified to conform with this presentation. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

We have included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs and loss on debt extinguishment charges) for the 27 Rainbow stores within net loss from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of the period to the net assets of the total Company. We recorded $0.9 million and $2.0 million of interest in discontinued operations for the thirteen and twenty-six weeks ended June 28, 2014, respectively. We recorded $0.4 million and $0.9 million of interest in discontinued operations for the thirteen and twenty-six weeks ended July 4, 2015, respectively. During the first quarter of Fiscal 2015, we paid $7.9 million to terminate the obligations related to the capital leases of two Rainbow stores that were closed during the third quarter of Fiscal 2014, resulting in a gain of $2.7 million. During the second quarter of Fiscal 2015, we recorded an increase to our estimated multi-employer pension withdrawal liability of $1.2 million as a result of receiving a withdrawal liability notice from one of the affected plans.

Loss from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ending June 28, 2014 and July 4, 2015 is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
Net Sales	$132,847	$-	$272,374	$-

(Loss) income from discontinued operations, before income taxes:	$(37,290)	$(872)	$(35,445)	$1,272
Income taxes on discontinued operations	(14,581)	(748)	(13,714)	3,340

Loss from discontinued operations, net of tax	$(22,709)	$(124)	$(21,731)	$(2,068)

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Twenty-six Weeks Ended
	June 28, 2014	July 4, 2015
Net cash provided by operating activities (1)	$16,557	$20,734

Net cash used in investing activities (1)	(42,414)	(33,050)

Net cash used in financing activities (1)	(20,554)	(6,399)

Net decrease in cash and cash equivalents	$(46,411)	$(18,715)

Cash and cash equivalents at end of period (2)	$35,767	$39,861

(1) Includes activities from continuing operations and discontinued operations.

(2) Includes cash and cash equivalents included in assets of discontinued operations.

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $20.7 million for the twenty-six weeks ended July 4, 2015 compared to $16.6 million for the twenty-six weeks ended June 28, 2014. The increase in cash provided by operating activities was due primarily to refunds for income taxes and reduced inventory purchases partially offset by increased accounts payable payments.

Net Cash Used in Investing Activities. Net cash used in investing activities for the twenty-six weeks ended July 4, 2015 was $33.1 million compared to $42.4 million for the twenty-six weeks ended June 28, 2014. The decrease is primarily due to lower capital expenditures related to our acquired Dominick’s stores. Total capital expenditures for Fiscal 2015, excluding acquisitions, are estimated to be approximately $68-73 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the twenty-six weeks ended July 4, 2015 was $6.4 million compared to $20.6 million for the twenty-six weeks ended June 28, 2014. Net cash used in the twenty-six weeks ended July 4, 2015 primarily consisted of payments of $7.9 million to terminate two leases associated with discontinued operations and scheduled capital lease payments, partially offset by net borrowings on our revolving credit facility of $3.8 million. Net cash used in the twenty-six weeks ended June 28, 2014 primarily consisted of payments of debt and capital lease obligations of $519.2 million primarily to refinance our existing indebtedness and related financing costs of $5.6 million, offset somewhat by the net proceeds from our term loan of $450.8 million, net proceeds from our common stock offering of $19.3 million and net borrowings on our revolving credit facility of $35.0 million.

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

On May 22, 2015, we completed a secondary offering of 4,025,000 shares of our common stock at a price of $3.50 per share (the “Secondary Offering”). All shares offered during the Secondary Offering were sold by existing shareholders. We did not receive any of the proceeds from the Secondary Offering.

2014 Credit Facilities

On March 3, 2014, Roundy’s Supermarkets, Inc. (“RSI”), the wholly owned operating subsidiary of the Company, refinanced its existing credit facilities (the “2014 Refinancing”), and entered into two new credit facilities, a $460 million term loan (the “New Term Facility”) and a $220 million asset-based revolving credit facility (the “New Revolving Facility”, together with the New Term Facility, the “2014 Credit Facilities”). We used the proceeds from the New Term Facility, together with existing cash, to repay our existing term loan, including all accrued interest thereon and related costs, fees and expenses. The New Term Facility has a maturity date of March 3, 2021; provided that the maturity date will accelerate to September 15, 2020 if our 10.25% Senior Secured Notes due in 2020 (the “2020 Notes”) are not refinanced in full prior to such date. The New Revolving Facility has a maturity date of March 3, 2019.

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

The following is a summary of the calculation of Adjusted EBITDA for the thirteen and twenty-six weeks ended June 28, 2014 and July 4, 2015 (in thousands):

	Thirteen Weeks Ended
	June 28, 2014			July 4, 2015
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total

Net loss	$(4,956)	$(22,709)	$(27,665)	$(1,391)	$(124)	$(1,515)
Interest expense	13,193	900	14,093	13,303	371	13,674
Income taxes	(4,014)	(14,581)	(18,595)	(910)	(748)	(1,658)
Depreciation and amortization expense	16,088	1,318	17,406	16,501	-	16,501
LIFO benefit	(47)	-	(47)	(72)	-	(72)
Amortization of deferred financing costs	541	18	559	554	-	554
Non-cash stock compensation expense	1,213	-	1,213	1,589	-	1,589
Gain on lease terminations	-	-	-	-	-	-
Closed facility charges	-	-	-	550	-	550
Employee severance costs	1,167	-	1,167	-	-	-
Asset impairment charges	5,050	11,143	16,193	-	-	-
Loss on disposition of assets	-	1,356	1,356	-	-	-
Multi-employer pension withdrawal charges	-	25,796	25,796	-	1,195	1,195

Adjusted EBITDA	$28,235	$3,241	$31,476	$30,124	$694	$30,818

	Twenty-six Weeks Ended
	June 28, 2014			July 4, 2015
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total

Net loss	$(10,451)	$(21,731)	$(32,182)	$(1,778)	$(2,068)	$(3,846)
Interest expense	26,341	2,046	28,387	26,658	900	27,558
Income taxes	(8,440)	(13,714)	(22,154)	(1,616)	3,340	1,724
Depreciation and amortization expense	30,794	3,473	34,267	32,567	-	32,567
LIFO charge	443	-	443	11	-	11
Amortization of deferred financing costs	1,132	51	1,183	1,108	-	1,108
Non-cash stock compensation expense	2,074	-	2,074	2,821	-	2,821
Gain on lease terminations	-	-	-	-	(2,739)	(2,739)
Closed facility charges	-	-	-	550	-	550
Loss on debt extinguishment	8,576	472	9,048	-	-	-
Employee severance costs	1,167	-	1,167	-	-	-
Asset impairment charges	5,050	11,143	16,193	-	-	-
Loss on disposition of assets	-	1,356	1,356	-	-	-
Multi-employer pension withdrawal charges	-	25,796	25,796	-	1,195	1,195

Adjusted EBITDA	$56,686	$8,892	$65,578	$60,321	$628	$60,949

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of July 4, 2015, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended July 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Results of Operations and Financial Condition.

On August 12, 2015, the Company issued a press release announcing financial information for its second quarter ended July 4, 2015. A copy of the press release is furnished herewith as Exhibit 99.1. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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
Date: August 12, 2015
By:	/s/ MICHAEL P. TURZENSKI
Michael P. Turzenski
Group Vice President and Chief Financial Officer
Date: August 12, 2015

Exhibit Index

Exhibit Number	Description

4.1	Roundy’s, Inc. 2015 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 dated May 15, 2015 in Commission File No. 333-204221)

10.1	Form of 2015 Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the registrant’s Current Report on Form 8-K dated March 12, 2015 in Commission File No. 001-35422)

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

99.1	Press Release dated August 12, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document