Form 10-Q
period 2015-10-03
Roundy's, Inc.
filed 2015-11-12
CIK 1536035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

As of November 2, 2015, there were 49,380,998 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Roundy’s, Inc.

Quarterly Report on Form 10-Q

For the thirteen and thirty-nine week periods ended October 3, 2015

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

Roundy’s, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
Net Sales	$973,808	$971,824	$2,779,404	$2,952,013

Costs and Expenses:
Cost of sales	715,582	714,646	2,041,721	2,169,538
Operating and administrative	248,418	256,189	705,667	757,114
Goodwill impairment charge	280,014	—	280,014	—
Asset impairment charge	—	—	5,050	—
Interest:
Interest expense, net	13,277	13,133	39,618	39,791
Amortization of deferred financing costs	555	554	1,687	1,662
Loss on debt extinguishment	—	—	8,576	—

	1,257,846	984,522	3,082,333	2,968,105

Loss from Continuing Operations before Income Taxes	(284,038)	(12,698)	(302,929)	(16,092)

Income Taxes	(34,130)	(4,071)	(42,570)	(5,687)

Net Loss from Continuing Operations	(249,908)	(8,627)	(260,359)	(10,405)

Loss from Discontinued Operations, Net of Tax	(33,913)	(207)	(55,644)	(2,275)

Net Loss	$(283,821)	$(8,834)	$(316,003)	$(12,680)

Basic and diluted net loss per common share:
Continuing operations	$(5.19)	$(0.18)	$(5.47)	$(0.22)
Discontinued operations	$(0.70)	$(0.00)	$(1.17)	$(0.05)
Weighted average number of common shares outstanding:
Basic and diluted	48,167	48,453	47,590	48,374

Comprehensive Loss	$(283,294)	$(7,951)	$(314,879)	$(10,106)

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	January 3, 2015	October 3, 2015
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$58,576	$32,648
Notes and accounts receivable, less allowance for losses	39,009	37,074
Merchandise inventories	275,457	290,396
Prepaid expenses	21,536	22,223
Income taxes receivable	14,818	3,793
Deferred income taxes	4,439	4,439
Current assets of discontinued operations	6,518	7,319

Total current assets	420,353	397,892

Property and Equipment, net	320,263	325,894

Other Assets:
Other assets, net of amortization of certain intangible assets	53,244	48,550
Long-term assets of discontinued operations	27,971	25,815
Goodwill	297,523	297,523

Total other assets	378,738	371,888

Total assets	$1,119,354	$1,095,674

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$234,572	$217,943
Accrued wages and benefits	37,141	42,340
Other accrued expenses	51,861	61,894
Current maturities of long-term debt and capital lease obligations	1,459	1,554
Current liabilities of discontinued operations	20,135	14,494

Total current liabilities	345,168	338,225

Long-term Debt and Capital Lease Obligations	641,197	644,871
Deferred Income Taxes	40,444	43,435
Other Liabilities	106,940	107,258
Long-term Liabilities of Discontinued Operations	71,993	54,544

Total liabilities	1,205,742	1,188,333

Commitments and Contingencies

Shareholders’ Deficit:
Preferred Stock (5,000 shares authorized at 1/3/15 and 10/3/15, respectively, $0.01 par value, 0 shares at 1/3/15 and 10/3/15, respectively, issued and outstanding)	—	—
Common stock (150,000 shares authorized, $0.01 par value, 49,334 shares and 49,381 shares at 1/3/15 and 10/3/15, respectively, issued and outstanding)	493	494
Additional paid-in-capital	140,004	144,401
Accumulated deficit	(172,804)	(186,047)
Accumulated other comprehensive loss	(54,081)	(51,507)

Total shareholders’ deficit	(86,388)	(92,659)

Total liabilities and shareholders’ deficit	$1,119,354	$1,095,674

See notes to accompanying unaudited consolidated financial statements.

Roundy’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 27, 2014	October 3, 2015
Cash Flows From Operating Activities:
Net loss	$(316,003)	$(12,680)

Adjustments to reconcile net loss to net cash flows provided by operating activities:

Goodwill impairment charge	280,014	—
Asset impairment charges	16,193	—
Multi-employer pension withdrawal charges	49,697	1,195
Depreciation of property and equipment and amortization of intangible assets	51,536	49,851
Amortization of deferred financing costs	1,738	1,662
Gain on sale of discontinued operations	(1,654)	—
Gain on lease terminations related to discontinued operations	—	(2,739)
Loss on sale of property and equipment and other assets	272	499
LIFO (benefit) charge	(4,073)	245
Deferred income taxes	(61,483)	2,434
Loss on debt extinguishment	9,048	—
Amortization of debt discount	1,788	1,851
Stock-based compensation expense	2,845	4,399

Changes in operating assets and liabilities:
Notes and accounts receivable	1,557	2,309
Merchandise inventories	(4,665)	(15,184)
Prepaid expenses	164	3,488
Other assets	(2,729)	98
Accounts payable	(25,323)	(21,665)
Accrued expenses and other liabilities	23,646	10,822
Income taxes	(6,088)	7,250

Net cash flows provided by operating activities (1)	16,480	33,835

Cash Flows From Investing Activities:
Capital expenditures	(71,460)	(52,548)
Proceeds from Rainbow Store Sale	76,907	—
Proceeds from sale of property and equipment	569	667

Net cash flows provided by (used in) investing activities (1)	6,016	(51,881)

Cash Flows From Financing Activities:
Dividends paid to common shareholders	(150)	(102)
Payments of withholding taxes for vesting of restricted stock shares	(719)	(631)
Borrowings on revolving credit facility	423,250	301,500
Payments made on revolving credit facility	(423,250)	(298,500)
Proceeds from long-term borrowings	450,800	—
Payments of debt and capital lease obligations	(521,344)	(2,266)
Payments of lease obligation terminations	—	(7,883)
Issuance of common stock, net of issuance costs	19,302	—
Debt issuance and refinancing fees and related expenses	(5,628)	—

Net cash flows used in financing activities (1)	(57,739)	(7,882)

Net decrease in Cash and Cash Equivalents	(35,243)	(25,928)

Cash and Cash Equivalents, Beginning of Period (2)	82,178	58,576

Cash and Cash Equivalents, End of Period	$46,935	$32,648

Supplemental Cash Flow Information:
Cash paid for interest	$36,175	$34,006
Cash paid (refunded) for income taxes	2,459	(12,170)

(1)	Includes activities from continuing operations and discontinued operations.
(2)	Includes cash and cash equivalents included in assets of discontinued operations.

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

The accompanying unaudited consolidated financial statements as of October 3, 2015, and for the thirteen and thirty-nine weeks ended September 27, 2014 and October 3, 2015 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Roundy’s, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. The results of operations for the thirteen and thirty-nine weeks ended October 3, 2015 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 2, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”). ASU No. 2014-09 provides guidance for revenue recognition for companies that either enter into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2015-14, “Revenue from Contracts with Customers” issued in August 2015 defer the effective date of the new guidance until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the potential impact of ASU No. 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Debt issuance costs are currently required to be capitalized and presented in the balance sheet as deferred charges or assets. The recognition and measurement for debt issuance costs are not affected by ASU No. 2015-03. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. As of October 3, 2015, the Company has recognized these types of costs on its balance sheet which are related to its 2014 Credit Facilities. The costs related to the New Term Facility will be reclassified from other assets to long-term debt liabilities when the Company adopts ASU No. 2015-03. In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU No. 2015-15”). ASU No. 2015-15 codifies a Securities and Exchange Commission (“SEC”) announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements. The SEC announced that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The Company expects that the costs related to the New Revolving Facility will continue to be presented as assets based on the guidance in ASU 2015-15.

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

As a result of the Rainbow Store Sale and the exit from the Minneapolis / St. Paul market, the Company incurred a withdrawal liability related to the multi-employer pension plans in which the affected employees participate. During Fiscal 2014, the Company recorded a charge of $49.7 million for the estimated multi-employer pension withdrawal liability, which represented the Company’s best estimate absent withdrawal liability notices from the multi-employer plans. When withdrawal liability notices from the impacted multi-employer pension plans are received the ultimate withdrawal liability is updated. Charges are recorded in the period when the change in the final withdrawal liability is identified. The Company expects the liability will be paid out in quarterly installments, which vary by plan, over a period of up to 20 years. The net present value of the liability was determined using a risk free interest rate. During the fourth quarter of Fiscal 2014, the Company received a preliminary notice from one of the plans, which required the Company to make the first quarterly installment during the fourth quarter of 2014, and these quarterly installments will continue for 20 years. The amount of the payment was consistent with the Company’s estimates when the initial charge was recorded. During the second quarter of Fiscal 2015, the Company received a withdrawal liability notice from one of the plans, which required the Company to make the first quarterly installment during the second quarter of Fiscal 2015, and these quarterly installments will continue until the fourth quarter of Fiscal 2017. The withdrawal liability notice called for installment payments greater that the Company’s estimates when the initial charge was recorded which resulted in the Company increasing the multi-employer pension plan withdrawal liability by $1.2 million. The present value of the payments expected to be made within the next twelve months is included within current liabilities of discontinued operations, and the remainder of the liability for the estimated multi-employer pension withdrawal is included within long-term liabilities of discontinued operations as presented in the table below.

Also in connection with the sale of the 18 Rainbow stores, the Company has assigned leases and subleases for these stores which expire at various dates through 2026. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations would include rent, real estate taxes, common area costs and other sundry expenses. As of October 3, 2015, the future minimum lease payments are approximately $34.0 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

The Company has accounted for the 27 Rainbow stores that were either included in the Rainbow Store Sale or closed during the third quarter of Fiscal 2014 as discontinued operations

The Company has included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs and loss on debt extinguishment charges) for the 27 Rainbow stores within net loss from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of the period to the net assets of the total Company. The Company recorded $0.6 million and $3.2 million of interest in discontinued operations for the thirteen and thirty-nine weeks ended September 27, 2014, respectively. The Company recorded $0.3 million and $1.2 million of interest in discontinued operations for the thirteen and thirty-nine weeks ended October 3, 2015, respectively.

Loss from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Loss for the thirteen and thirty-nine weeks ending September 27, 2014 and October 3, 2015 is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
Net Sales	$18,611	$—	$290,986	$—

(Loss) income from discontinued operations, before income taxes:	$(45,751)	$(346)	$(79,840)	$926
Gain on disposal of operations, before income taxes:	3,010	—	1,654	—

Total (loss) income from discontinued operations before income taxes	(42,741)	(346)	(78,186)	926
Income taxes on discontinued operations	(8,828)	(139)	(22,542)	3,201

Loss from discontinued operations, net of tax	$(33,913)	$(207)	$(55,644)	$(2,275)

The assets and liabilities of discontinued operations as of January 3, 2015 and October 3, 2015 include the following:

	January 3, 2015	October 3, 2015
Assets of discontinued operations:
Notes and accounts receivable	$374	$—
Prepaid expenses	914	784
Income taxes receivable	—	1,785
Deferred income taxes, current	4,750	4,750
Deferred income taxes, non-current	27,971	25,815
Property and equipment, net	480	—

Total assets of discontinued operations	$34,489	$33,134

Current assets of discontinued operations	$6,518	$7,319

Long-term assets of discontinued operations	$27,971	$25,815

Liabilities of discontinued operations:
Accounts payable	$1,060	$—
Estimated multi-employer liability, current	4,554	6,088
Other accrued expenses	9,036	6,932
Current maturities of capital lease obligations	2,500	1,474
Income taxes payable	2,985	—
Long-term capital lease obligations	13,807	3,496
Estimated multi-employer liability, non-current	45,078	42,167
Other long-term liabilities	13,108	8,881

Total liabilities of discontinued operations	$92,128	$69,038

Current liabilities of discontinued operations	$20,135	$14,494

Long-term liabilities of discontinued operations	$71,993	$54,544

6. STEVENS POINT

On July 1, 2014, the Company announced the closure of its Stevens Point distribution facility (“Stevens Point Warehouse”). As a result of these actions, the Company evaluated the recoverability of this long-lived asset group and recorded a non-cash impairment charge of $5.1 million for the assets at the Stevens Point Warehouse during the second quarter of Fiscal 2014. The fair value of the long-lived asset group was calculated using level 2 market data inputs.

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

The Company has one item carried at (or adjusted to) fair value in the consolidated financial statements as of October 3, 2015, which is an interest rate swap liability of $0.4 million, compared to a liability of $0.6 million as of January 3, 2015. Interest rate derivatives are valued using forward curves and volatility levels as determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. These forward curves are classified as Level 2 within the fair value hierarchy.

The carrying values of the Company’s cash and cash equivalents, notes and accounts receivable, accounts payable and revolving credit facility debt approximated fair value as of October 3, 2015.

Based on estimated market rents for those leased properties which are recorded as capital leases, the fair value of capital lease obligations is approximately $24.3 million and $15.1 million, as of January 3, 2015 and October 3, 2015, respectively. Included in the fair value of capital lease obligations are $11.3 million and $3.4 million as of January 3, 2015 and October 3, 2015, respectively, related to the capital lease obligations for the nine Rainbow stores that were closed during the third quarter of Fiscal 2014 and are included in liabilities of discontinued operations on the Consolidated Balance Sheet. The Company considers the fair value of the capital leases to be Level 2 within the fair value hierarchy.

Based on recent open market transactions of the Company’s 2014 Credit Facilities and the 10.25% Senior Secured Notes due in 2020 (the “2020 Notes”), the fair value of long-term debt, including current maturities, is approximately $600.9 million and $529.0 million as of January 3, 2015 and October 3, 2015, respectively. The Company considers the fair value of the New Term Facility and 2020 Notes to be Level 2 within the fair value hierarchy.

8. INVENTORIES

The Company uses the LIFO method of valuation for a portion of its inventories. If the FIFO method had been used, inventories would have been approximately $21.2 million higher on January 3, 2015 and $21.4 million higher on October 3, 2015.

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

9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consists of the following (in thousands):

	January 3, 2015	October 3, 2015
Term loan	$444,700	$444,700
2020 Notes	200,000	200,000
Revolving credit facility	—	3,000
Capital lease obligations, 7.6% to 10%, due 2015 to 2031	11,849	10,931
Other long-term debt	1,042	877

	657,591	659,508
Less: Unamortized discount on term loan	9,815	8,609
Less: Unamortized discount on 2020 Notes	5,120	4,474
Less: Current maturities	1,459	1,554

Long-term debt and capital lease obligations, net of current maturities	$641,197	$644,871

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

At October 3, 2015, the Company was in compliance with all covenants relating to its indebtedness.

On October 3, 2015, there were outstanding letters of credit, totaling $33.6 million, which reduce borrowing availability under the New Revolving Facility. As of October 3, 2015, the total unused availability under the New Revolving Facility was $168.9 million.

Prior to the 2014 Refinancing, the Company’s long-term debt included a senior credit facility consisting of a $675 million term loan (the “2012 Term Loan”) and a $125 million revolving credit facility (the “2012 Revolving Facility” and together with the 2012 Term Loan, the “2012 Credit Facilities”). Borrowings under the 2012 Credit Facilities bore interest, at the Company’s option, at (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%.

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

At any time prior to December 15, 2016, the Company may redeem some or all of the 2020 Notes at a price of 100% of the principal amount of the 2020 Notes being redeemed plus the applicable premium, which is the greater of (1) 1% of the principal amount of the 2020 Notes being redeemed or (2) the excess of (a) the present value at the redemption date of (i) the redemption price of the 2020 Notes on December 15, 2016 as shown in the table below, plus (ii) all interest payments due on such 2020 Notes through December 15, 2016, compiled using a discount rate equal to the Treasury Rate (as defined in the indenture) as of such redemption date, plus 50 basis points; over (b) the principal amount of such 2020 Notes.

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

As of October 3, 2015, the Company has recorded $0.4 million in other accrued expenses in the Company’s Consolidated Balance Sheet, which represents the fair value of the Swap on that date. As of October 3, 2015, the Company has $0.2 million in accumulated other comprehensive loss recorded on the Company’s Consolidated Balance Sheet, which represents a loss on the effective portion of the Swap, net of tax. The Company reclassifies interest payments on the Swap to earnings as the interest payments are made. The Company does not expect the amount of losses that will be reclassified into earnings over the next twelve months to be material. During the thirteen and thirty-nine weeks ended September 27, 2014 and October 3, 2015, amounts reclassified into current period earnings were not material. The fair value of the Swap as of January 3, 2015 was a liability of $0.6 million.

On March 3, 2014, the Company completed the 2014 Refinancing. Due to changes in certain of the critical terms of the New Term Facility, specifically the change in the interest rate floor, a certain portion of the Swap was deemed ineffective for the thirteen weeks ended September 27, 2014 and October 3, 2015. The amount of ineffectiveness is considered immaterial.

11. EMPLOYEE BENEFIT PLANS

Net pension income from continuing operations in the thirteen and thirty-nine weeks ended September 27, 2014 and October 3, 2015 included the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	2,234	1,986	6,315	6,021
Expected return on plan assets	(3,563)	(3,548)	(10,690)	(10,644)
Amortization of net actuarial loss	870	1,385	2,084	4,107

Net pension income from continuing operations	$(459)	$(177)	$(2,291)	$(516)

As of October 3, 2015, the Company had a letter of credit posted in favor of the Pension Benefit Guaranty Corporation in the amount of $10 million.

The Company expects its pension plan contributions for the fiscal year ending January 2, 2016 to be approximately $0.3 million.

12. INCOME TAXES

The Company’s effective tax rate for continuing operations for the thirteen and thirty-nine weeks ended September 27, 2014 was a tax benefit of (12.0%) and (14.1%), respectively. The provision for income taxes and effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2014 reflects the impact of the goodwill impairment charge recorded during the third quarter of Fiscal 2014, the majority of which is nondeductible for tax purposes.

The Company’s effective tax rate for continuing operations for the thirteen and thirty-nine weeks ended October 3, 2015 is a tax benefit of (32.1%) and (35.3%), respectively. The provision for income taxes and effective tax rate for the thirteen weeks ended October 3, 2015 reflects the impact of the valuation allowance recorded during the third quarter of Fiscal 2015, partially offset by additional income tax benefit as a result of the filing of the Company’s 2014 state income tax returns. The provision for income taxes and effective tax rate for the thirty-nine weeks ended October 3, 2015 reflects the reduction of amounts due for federal income taxes as a result of the filing of the Company’s 2014 federal income tax return, as well as the valuation allowance recorded during the third quarter of Fiscal 2015.

During the third quarter of Fiscal 2015, the Company recorded a $1.4 million valuation allowance related to certain federal income tax credits that are no longer considered probable of being fully utilized prior to expiration. This amount is included in the provision for income taxes from continuing operations. This allowance could be adjusted if estimates of future taxable income during the credit carryforward period differ from the estimates utilized in the analysis performed during the third quarter of Fiscal 2015.

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

The Company contributes to one multi-employer pension plan based on obligations arising from its collective bargaining agreement covering certain supply chain employees. This plan is underfunded as of October 3, 2015. This plan provides retirement benefits to participants based on their service to contributing employers. The benefits are paid from assets held in trust for that purpose. Trustees are appointed by employers and unions. The trustees are responsible for determining the level of benefits to be provided to participants as well as for such matters as the investment of the assets and the administration of the plan.

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

In connection with the exit or sale of its independent distribution business in prior years, the Company has assigned leases and subleases for retail stores which expire at various dates through 2037. A remaining potential obligation exists in the event of a default under the assigned leases and subleases by the assignee. The potential obligations include rent, real estate taxes, common area costs and other sundry expenses. The future minimum lease payments for continuing operations are approximately $22.3 million. The Company believes the likelihood of a liability related to these assigned leases and subleases is remote.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s accumulated other comprehensive loss is comprised of the adjustments for employee benefit plans and derivatives. During the thirteen and thirty-nine weeks ended September 27, 2014 and October 3, 2015, amounts reclassified from accumulated other comprehensive loss to net pension income are included within operating and administrative expenses and amounts reclassified from accumulated other comprehensive loss related to derivatives are included within interest expense in the Company’s Consolidated Statements of Comprehensive Loss.

The change in accumulated other comprehensive loss by component for the thirteen weeks ended September 27, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at June 28, 2014	$(395)	$(27,468)	$(27,863)

Other comprehensive loss before reclassifications	8	—	8
Income taxes	(3)	—	(3)

Net other comprehensive loss before reclassifications	5	—	5

Amounts reclassified from accumulated other comprehensive loss	—	870	870
Income taxes	—	(348)	(348)

Net amounts reclassified from accumulated comprehensive loss	—	522	522

Other comprehensive income	5	522	527

Balance at September 27, 2014	$(390)	$(26,946)	$(27,336)

The change in accumulated other comprehensive loss by component for the thirty-nine weeks ended September 27, 2014 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at December 28, 2013	$(264)	$(28,196)	$(28,460)

Other comprehensive loss before reclassifications	(211)	—	(211)
Income taxes	85	—	85

Net other comprehensive loss before reclassifications	(126)	—	(126)

Amounts reclassified from accumulated other comprehensive loss	—	2,084	2,084
Income taxes	—	(834)	(834)

Net amounts reclassified from accumulated comprehensive loss	—	1,250	1,250

Other comprehensive income (loss)	(126)	1,250	1,124

Balance at September 27, 2014	$(390)	$(26,946)	$(27,336)

The change in accumulated other comprehensive loss by component for the thirteen weeks ended October 3, 2015 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at July 4, 2015	$(285)	$(52,104)	$(52,389)

Other comprehensive loss before reclassifications	(21)	—	(21)
Income taxes	8	—	8

Net other comprehensive loss before reclassifications	(13)	—	(13)

Amounts reclassified from accumulated other comprehensive loss	107	1,385	1,492
Income taxes	(43)	(554)	(597)

Net amounts reclassified from accumulated comprehensive loss	64	831	895

Other comprehensive income	51	831	882

Balance at October 3, 2015	$(234)	$(51,273)	$(51,507)

The change in accumulated other comprehensive loss by component for the thirty-nine weeks ended October 3, 2015 consisted of the following (in thousands):

	Derivatives	Defined Benefit Pension Plans	Total
Balance at January 3, 2015	$(344)	$(53,737)	$(54,081)

Other comprehensive loss before reclassifications	(138)	—	(138)
Income taxes	55	—	55

Net other comprehensive loss before reclassifications	(83)	—	(83)

Amounts reclassified from accumulated other comprehensive loss	322	4,107	4,429
Income taxes	(129)	(1,643)	(1,772)

Net amounts reclassified from accumulated comprehensive loss	193	2,464	2,657

Other comprehensive income	110	2,464	2,574

Balance at October 3, 2015	$(234)	$(51,273)	$(51,507)

15. EARNINGS PER SHARE

The Company had one class of common stock as of October 3, 2015.

For the thirteen and thirty-nine weeks ended September 27, 2014, there were 268,335 and 305,102 restricted shares outstanding, respectively, that were excluded from the calculation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. For the thirteen and thirty-nine weeks ended October 3, 2015, there were 678,542 and 769,187 restricted shares outstanding, respectively, that were excluded from the calculation of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

As of September 27, 2014 and October 3, 2015, there were 1,041,337 and 796,740 contingently issuable shares, respectively, excluded because their issuance was not considered probable.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
Net loss per common share - basic:
Net loss from continuing operations	$(249,908)	$(8,627)	$(260,359)	$(10,405)
Net loss from discontinued operations	(33,913)	(207)	(55,644)	(2,275)

Net Loss	$(283,821)	$(8,834)	$(316,003)	$(12,680)

Basic and diluted weighted average common shares outstanding	48,167	48,453	47,590	48,374
Net loss per common share from continuing operations- basic and diluted	$(5.19)	$(0.18)	$(5.47)	$(0.22)

Net loss per common share from discontinued operations- basic and diluted	$(0.70)	$(0.00)	$(1.17)	$(0.05)

16. SHARE-BASED COMPENSATION

The Company’s 2012 Incentive Compensation Plan (“2012 Plan”) and 2015 Incentive Compensation Plan (“2015 Plan”) provide for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. The 2015 Plan was approved on May 15, 2015 at the Company’s 2015 Annual Meeting of Stockholders. An aggregate 5,470,000 shares of common stock were registered for issuance under the 2015 Plan. The remaining shares under the 2012 Plan are no longer available for issuance except those shares that are forfeited due to employee terminations or failure to meet performance metrics. As of October 3, 2015 there were 3,969,515 remaining shares available for issuance under the 2015 Plan, which assumes that all of the 2015 restricted stock unit grants discussed below vest at the maximum amount.

The Company accounts for share-based compensation awards in accordance with the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” which requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized total stock-based compensation of $0.8 million and $2.8 million for the thirteen and thirty-nine weeks ended September 27, 2014, respectively, compared to $1.6 million and $4.4 million for the thirteen and thirty-nine weeks ended October 3, 2015, as operating and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. The Company paid no dividends on restricted stock shares during the thirteen weeks ended September 27, 2014 and $0.2 million of dividends on restricted stock shares that vested during the thirty-nine weeks ended September 27, 2014, compared to no dividends and $0.1 million of dividends on restricted stock during the thirteen and thirty-nine weeks ended October 3, 2015, respectively.

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

The unvested restricted shares granted under the 2012 Plan generally have all the rights of a shareholder, including the right to receive dividends and the right to vote the shares. All of the unvested time-based restricted stock and 50% of the 2013 Market Awards granted under the 2012 Plan vest upon certain changes of control of the Company.

The change in the number of restricted stock shares outstanding consisted of the following:

	Restricted Shares Outstanding (in thousands)	Weighted-average grant-date fair value per share
Outstanding, January 3, 2015	1,165	$5.36

Granted	—	—
Vested	(217)	7.74
Cancelled or Expired	(21)	5.03

Outstanding, October 3, 2015	927	4.81

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

The unvested restricted stock units granted under the 2012 Plan and the 2015 Plan have the right to receive dividends, but not the right to vote. All of the unvested restricted stock units granted under the 2012 Plan vest upon certain changes of control of the Company. All of the unvested restricted stock units granted under the 2015 Plan vest upon the termination of participants in certain situations following certain changes of control of the Company.

The change in the number of restricted stock units outstanding consisted of the following:

	Restricted Units Outstanding (in thousands) (1)	Weighted-average grant-date fair value per unit
Outstanding, January 3, 2015	808	$6.44

Granted	1,919	4.52
Vested	(189)	6.33
Cancelled or Expired	(62)	6.18

Outstanding, October 3, 2015	2,476	4.96

(1)	Represents the number of restricted stock units granted. For the 2014 Market Awards, the 2014 Performance Awards and the 2015 Performance Awards, actual shares issued could be up to 200% of the units granted.

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

The following is a summary of the percentage of sales from continuing operations of non-perishable, perishable, and non-food items for the thirteen and thirty-nine weeks ended September 27, 2014 and October 3, 2015:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
Non-Perishable Food	43.5%	42.8%	44.4%	43.1%
Perishable Food	38.8%	39.4%	38.2%	39.5%
Non-Food	17.7%	17.8%	17.4%	17.4%

18. SUBSEQUENT EVENT

On November 10, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Kroger Co., an Ohio corporation (“Parent”), and KS Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which, among other things, Parent has agreed to make a cash tender offer (the “Offer”) to purchase any and all of the outstanding shares of the Company’s common stock, par value $0.01 per share (the “Shares”), at a purchase price of $3.60 per Share in cash (the “Offer Price”).

The Offer is to commence as promptly as practicable (but in no event earlier than five (5) business days, nor later than seven (7) business days, after the date following the date of the Merger Agreement). Unless the Offer is extended in accordance with the Merger Agreement, the Offer will expire at 11:59 p.m., New York Time, on the date that is twenty (20) business days after the date the Offer is first commenced.

Completion of the Offer is subject to several conditions, including (i) that at least majority of the Shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of any applicable waiting period relating to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iii) the absence of a material adverse effect on the Company; and (iv) certain other customary conditions. There is no financing condition to the obligations to consummate the Offer.

Following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the Delaware General Corporation Law (the “DGCL”) and other applicable laws, Acquisition Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, at which time each outstanding Share (other than Shares owned by Parent, Acquisition Sub or the Company, or any of their respective wholly owned subsidiaries, or Shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest.

The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, which permits completion of the Merger upon the collective ownership by Parent and Acquisition Sub of one share more than 50% of the number of Shares that are then issued and outstanding, and if the Merger is so effected pursuant to Section 251(h) of the DGCL, no stockholder vote will be required to consummate the Merger.

The Merger Agreement contains a thirty (30) day go-shop period, which commences on the date of the Merger Agreement (the “Go-Shop Period”). Following the Go-Shop Period, the Company is subject to standard exclusivity and non-solicitation covenants, subject to customary exceptions that would permit the Company to respond to a bona fide, written and unsolicited offer that either constitutes or is reasonably expected to constitute a proposal that is more favorable, from a financial point of view, to the holders of Shares than the Offer and the Merger (a “Superior Proposal”), if the Board determines in good faith (after consultation with the Company’s financial advisor and outside legal counsel) that a failure to do so would reasonably be expected to be inconsistent with the Board’s fiduciary duties. The Board may change its recommendation in favor of the Offer and the Merger and terminate the Merger Agreement in order to enter into a definitive agreement for such Superior Proposal if the Board determines in good faith (after consultation with the Company’s financial advisor and outside legal counsel) that a failure to do so would reasonably be expected to be inconsistent with the Board’s fiduciary duties; provided, that prior to such change in recommendation or termination, Parent has the right to propose adjustments to the terms and conditions of the Merger Agreement so that such Superior Proposal ceases to constitute a Superior Proposal. If the Company terminates the Merger Agreement to enter into an agreement for a Superior Proposal that was submitted during the Go-Shop Period, the Company would be required to pay to a designee of Parent an $8.0 million termination fee, or a $20.0 million termination fee for certain other terminations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading Midwest supermarket chain founded in 1872. As of October 3, 2015, we operated 150 grocery stores in Wisconsin and Illinois under the Pick ’n Save, Mariano’s, Copps and Metro Market retail banners, which are served by our two distribution facilities and our food processing and preparation commissary. The following table represents our store network as of the end of each of the periods below:

	9/27/2014	1/3/2015	4/4/2015	7/4/2015	10/3/2015
Pick ’n Save	93	90	90	89	88
Mariano’s	27	29	30	32	33
Copps	25	25	25	25	25
Metro Market	4	4	4	4	4

Total Company-owned stores	149	148	149	150	150

In this section, we refer to the thirteen weeks ended October 3, 2015 as the “third quarter 2015” and we refer to the thirteen weeks ended September 27, 2014 as the “third quarter 2014.”

For the third quarter 2015, net sales from continuing operations were $971.8 million, compared to net sales from continuing operations of $973.8 million for the third quarter 2014. The decrease in net sales was primarily due to a decrease in same-store sales and the impact of closed stores, partially offset by the impact of new and acquired stores.

Net loss per basic and diluted share from continuing operations was $0.18 for the third quarter 2015, compared to net loss per basic and diluted share of $5.19 in the third quarter 2014. Results for the third quarter of Fiscal 2015 include a charge of $1.7 million ($1.0 million, net of income tax) for a Wisconsin store closed during the quarter and a $1.4 million valuation allowance for deferred income taxes. Results for the third quarter 2014 included a goodwill impairment charge of approximately $280.0 million ($247.1 million, net of income tax), severance and other one-time costs related to the closure of the Stevens Point Warehouse of approximately $1.8 million ($1.1 million, net of income tax), a $1.0 million valuation allowance for deferred income taxes, losses on the disposition of obsolete assets acquired in the acquisition of the Dominick’s stores of $0.5 million ($0.3 million, net of income tax), other employee severance costs of $0.1 million ($0.1 million, net of income tax) and a benefit of $5.2 million ($3.1 million, net of income tax) related to the reduction in the LIFO reserve due to the dispositions of inventory as a result of the closure of the Stevens Point Warehouse.

For the thirty-nine weeks ended October 3, 2015, net loss per basic and diluted share from continuing operations was $0.22, compared to net loss per basic and diluted share of $5.47 for the thirty-nine weeks ended September 27, 2014. Results for the thirty-nine weeks ended October 3, 2015 include charges of $2.3 million ($1.4 million, net of income tax) for two Wisconsin stores closed during the year and a $1.4 million valuation allowance for deferred income taxes. Results for the thirty-nine weeks ended September 27, 2014 included a goodwill impairment charge of approximately $280.0 million ($247.1 million, net of tax), an asset impairment charge of approximately $5.1 million ($3.0 million, net of income tax), severance and other one-time costs of approximately $1.8 million ($1.1 million, net of income tax) related to the closure of the Stevens Point Warehouse during the third quarter of Fiscal 2014, a $1.0 million valuation allowance for deferred income taxes, losses on the disposition of obsolete assets acquired in the acquisition of the Dominick’s stores of $0.5 million ($0.3 million, net of income tax), employee severance costs of $1.3 million ($0.8 million, net of income tax), a loss on debt extinguishment of approximately $8.6 million ($4.7 million, net of income tax) incurred in connection with the debt refinancing in the first quarter 2014 and a benefit of $5.2 million ($3.1 million, net of income tax) related to the reduction in the LIFO reserve due to the disposition of inventory as a result of the closure of the Stevens Point Warehouse.

Going forward, we plan to continue to maintain our market leadership and focus on growing same-store sales, opening new stores and increasing our cash flow. We intend to pursue same-store sales growth by continuing to focus on price competitiveness, improving our marketing efforts, selectively remodeling and relocating existing stores and enhancing and expanding our own brand, perishable and prepared food offerings, as well as improving the customer shopping experience through excellent customer service and better in-stock positions. In addition, we intend to continue our expansion into the Chicago market. During the third quarter of Fiscal 2015, we opened one additional Mariano’s store in the Chicago market. As of October 3, 2015, we had 33 stores open in the Chicago market.

Unless otherwise noted, the disclosures in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

RESULTS OF CONTINUING OPERATIONS

(Dollars in thousands)	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 27, 2014		October 3, 2015		September 27, 2014		October 3, 2015
Net Sales	$973,808	100.0%	$971,824	100.0%	$2,779,404	100.0%	$2,952,013	100.0%

Costs and Expenses:
Cost of sales	715,582	73.5	714,646	73.5	2,041,721	73.5	2,169,538	73.5
Operating and administrative	248,418	25.5	256,189	26.4	705,667	25.4	757,114	25.6
Goodwill impairment charge	280,014	28.8	—	—	280,014	10.1	—	—
Asset impairment charge	—	—	—	—	5,050	0.2	—	—
Interest expense (including amortization of deferred financing costs)	13,832	1.4	13,687	1.4	41,305	1.5	41,453	1.4
Loss on debt extinguishment	—	—	—	—	8,576	0.3	—	—

	1,257,846	129.2	984,522	101.3	3,082,333	110.9	2,968,105	100.5

Loss from Continuing Operations before Income Taxes	(284,038)	(29.2)	(12,698)	(1.3)	(302,929)	(10.9)	(16,092)	(0.5)

Income Taxes	(34,130)	(3.5)	(4,071)	(0.4)	(42,570)	(1.5)	(5,687)	(0.2)

Net Loss from Continuing Operations	$(249,908)	(25.7%)	$(8,627)	(0.9%)	$(260,359)	(9.4%)	$(10,405)	(0.4%)

Thirteen Weeks Ended October 3, 2015 Compared With Thirteen Weeks Ended September 27, 2014

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

Net sales were $971.8 million for the third quarter 2015, a decrease of $2.0 million, or 0.2%, from $973.8 million for the third quarter 2014. Same-store sales decreased 3.4% due to a 4.2% decrease in the number of customer transactions, partially offset by a 0.8% increase in the average transaction size.

Net sales for the Wisconsin markets were $619.0 million for the third quarter 2015, a decrease of $50.4 million, or 7.5%, from $669.4 million for the third quarter 2014. The decrease primarily reflects the closure of three stores during the fourth quarter of 2014 and one store during the second quarter of 2015 and a decrease in same-store sales. Same-store sales decreased 3.7% due to a 4.1% decrease in the number of customer transactions, partially offset by a 0.4% increase in the average transaction size. Same-store sales in our Wisconsin markets continue to be negatively impacted by competitive store openings.

Net sales for the Illinois market were $352.8 million for the third quarter 2015, an increase of $48.4 million, or 15.9%, from $304.4 million for the third quarter 2014. The increase primarily reflects the benefit of new stores in Illinois, partially offset by a 2.6% decrease in same-store sales. The decrease in same-store sales was due to a 4.2% decrease in the number of customer transactions, partially offset by a 1.6% increase in the average transaction size. Same-store sales were negatively impacted by the cannibalization effect of new and acquired store openings in the Illinois market. In addition, same-store sales have been negatively impacted by the reopening of a significant number of Dominick’s stores that were initially closed in early 2014 and are now operated by other competitors.

Gross Profit. We calculate gross profit as net sales less cost of sales. Cost of sales includes product costs, inbound freight, warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with our supply chain operations.

Gross profit was $257.2 million for the third quarter 2015, a decrease of $1.0 million, or 0.4%, from $258.2 million for the third quarter 2014. Gross profit, as a percentage of net sales, was flat at 26.5% for the third quarter 2015 and 2014, respectively.

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

Operating and administrative expenses were $256.2 million for the third quarter 2015, an increase of $7.8 million, or 3.1%, from $248.4 million for the third quarter 2014. The increase was primarily due to increased occupancy and labor costs in new or acquired Illinois stores, a $1.7 million charge for a Wisconsin store closed during the quarter and higher than anticipated operating costs related to marketing and repair and maintenance expenses. Operating and administrative expenses, as a percentage of net sales were 26.4% and 25.5% for the third quarter 2015 and 2014, respectively.

Goodwill Impairment Charge. During the third quarter of Fiscal 2014, the Company’s market capitalization experienced a significant decline. As a result, management updated its annual review of goodwill for impairment and concluded that the carrying amount of goodwill exceeded its estimated fair value, resulting in a pre-tax, non-cash goodwill impairment charge of $280.0 million ($247.1 million after-tax) during the third quarter of Fiscal 2014.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $13.7 million for the third quarter 2015, compared to $13.8 million for the third quarter 2014.

Income Taxes. Income tax benefit was $4.1 million for the third quarter 2015, a decrease of $30.1 million from a benefit of $34.1 million for the third quarter 2014. The effective income tax rate was a benefit of (32.1%) for the third quarter 2015 and a benefit of (12.0%) for the third quarter 2014. The provision for income taxes and effective tax rate for the third quarter of Fiscal 2015 reflects the impact of the valuation allowance recorded during the third quarter 2015. The provision for income taxes and effective tax rate for the third quarter 2014 reflects the impact of the goodwill impairment charge recorded during the third quarter 2014, the majority of which is non-deductible for tax purposes, as well as the valuation allowance recorded during the third quarter 2014.

Thirty-nine Weeks Ended October 3, 2015 Compared With Thirty-nine Weeks Ended September 27, 2014

Net Sales. Net sales were $2,952.0 million for the thirty-nine weeks ended October 3, 2015, an increase of $172.6 million, or 6.2%, from $2,779.4 million for the thirty-nine weeks ended September 27, 2014. Same-store sales decreased 3.0%, due to a 3.7% decrease in the number of customer transactions, partially offset by a 0.7% increase in the average transaction size.

Net sales for the Wisconsin markets were $1,913.9 million for the thirty-nine weeks ended October 3, 2015, a decrease of $90.7 million, or 4.5%, from $2,004.6 million for the thirty-nine weeks ended September 27, 2014. The decrease primarily reflects the closure of three stores during the fourth quarter of 2014 and one store during the second quarter of 2015 and a decrease in same-store sales, partially offset by the benefit of a new store. Same-store sales decreased 2.3%, due to a 3.0% decrease in the number of customer transactions, partially offset by a 0.7% increase in the average transaction size. Same-store sales in our Wisconsin markets continue to be negatively impacted by competitive store openings.

Net sales for the Illinois market were $1,038.1 million for the thirty-nine weeks ended October 3, 2015, an increase of $263.3 million, or 34.0%, from $774.8 million for the thirty-nine weeks ended September 27, 2014. The increase primarily reflects the benefit of new and acquired stores in Illinois, partially offset by a 4.9% decrease in same-store sales. The decrease in same-store sales was due to a 5.6% decrease in the number of customer transactions, partially offset by a 0.7% increase in the average transaction size. Same-store sales were negatively impacted by the cannibalization effect of new and acquired store openings in the Illinois market. In addition, same-store sales have been negatively impacted by the reopening of a significant number of Dominick’s stores that were initially closed in early 2014 and are now operated by other competitors.

Gross Profit. Gross profit was $782.5 million for the thirty-nine weeks ended October 3, 2015, an increase of $44.8 million, or 6.1%, from $737.7 million for the thirty-nine weeks ended September 27, 2014. Gross profit, as a percentage of net sales, was flat at 26.5% for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively.

Operating and Administrative Expenses. Operating and administrative expenses were $757.1 million for the thirty-nine weeks ended October 3, 2015, an increase of $51.4 million, or 7.3%, from $705.7 million for the thirty-nine weeks ended September 27, 2014. The increase was primarily due to increased occupancy and labor costs in new or acquired Illinois stores, higher than anticipated marketing costs and a $2.3 million charge for two Wisconsin stores closed during the year. Operating and administrative expenses, as a percentage of net sales were 25.6% and 25.4% for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively.

Asset Impairment Charge. During the thirty-nine weeks ended September 27, 2014, the Company recognized a non-cash asset impairment charge of $5.1 million related to adjustments to the carrying value of the property and equipment at the Stevens Point distribution facility which closed during the thirty-nine weeks ended September 27, 2014.

Interest Expense. Interest expense (including the amortization of deferred financing costs) was $41.5 million for the thirty-nine weeks ended October 3, 2015, compared to $41.3 million for the thirty-nine weeks ended September 27, 2014.

Loss on Debt Extinguishment. In connection with our debt refinancing in the first quarter of Fiscal 2014, we recognized a loss on debt extinguishment of $9.0 million, of which $8.6 million is related to continuing operations.

Income Taxes. Income tax benefit was $5.7 million for the thirty-nine weeks ended October 3, 2015, a decrease of $36.9 million from a benefit of $42.6 million for the thirty-nine weeks ended September 27, 2014. The effective income tax rate was a benefit of (35.3%) for the thirty-nine weeks ended October 3, 2015 and a benefit of (14.1%) for the thirty-nine weeks ended September 27, 2014. The provision for income taxes and effective tax rate for the thirty-nine weeks ended October 3, 2015 reflects the reduction of amounts due for federal income taxes as a result of the filing of our 2014 federal income tax return, as well as the valuation allowance recorded during the third quarter 2015. The provision for income taxes and effective tax rate for the thirty-nine weeks ended September 27, 2014 reflects the impact of the goodwill impairment charge recorded during the third quarter 2014, the majority of which is non-deductible for tax purposes, as well as the valuation allowance recorded during the third quarter 2014.

DISCONTINUED OPERATIONS

We have accounted for the 27 Rainbow stores that were either sold or closed during the third quarter of Fiscal 2014 as discontinued operations. See Note 5 to our unaudited consolidated financial statements for further discussion of our discontinued operations.

We have included all direct costs and an amount of allocated interest expense (including amortization of deferred financing costs and loss on debt extinguishment charges) for the 27 Rainbow stores within net loss from discontinued operations. Interest was allocated based on the ratio of the net assets of the 27 Rainbow stores as of the end of the period to the net assets of the total Company. We recorded $0.6 million and $3.2 million of interest in discontinued operations for the thirteen and thirty-nine weeks ended September 27, 2014, respectively. We recorded $0.3 million and $1.2 million of interest in discontinued operations for the thirteen and thirty-nine weeks ended October 3, 2015, respectively. During the first quarter of Fiscal 2015, we paid $7.9 million to terminate the obligations related to the capital leases of two Rainbow stores that were closed during the third quarter of Fiscal 2014, resulting in a gain of $2.7 million. During the second quarter of Fiscal 2015, we recorded an increase to our estimated multi-employer pension withdrawal liability of $1.2 million as a result of receiving a withdrawal liability notice from one of the affected plans.

Loss from discontinued operations, net of tax, as presented in the Consolidated Statements of Comprehensive Loss for the thirteen and thirty-nine weeks ending September 27, 2014 and October 3, 2015 is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
Net Sales	$18,611	$—	$290,986	$—

(Loss) income from discontinued operations, before income taxes	$(45,751)	$(346)	$(79,840)	$926
Gain on disposal of operations, before income taxes	3,010	—	1,654	—

Total (loss) income from discontinued operations before income taxes	(42,741)	(346)	(78,186)	926
Income taxes on discontinued operations	(8,828)	(139)	(22,542)	3,201

Loss from discontinued operations, net of tax	$(33,913)	$(207)	$(55,644)	$(2,275)

Liquidity and Capital Resources

Cash Flows

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Thirty-nine Weeks Ended
	September 27, 2014	October 3, 2015
Net cash provided by operating activities (1)	$16,480	$33,835
Net cash provided by (used in) investing activities (1)	6,016	(51,881)
Net cash used in financing activities (1)	(57,739)	(7,882)

Net decrease in cash and cash equivalents	$(35,243)	$(25,928)

Cash and cash equivalents at end of period	$46,935	$32,648

(1)	Includes activities from continuing operations and discontinued operations.

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $33.8 million for the thirty-nine weeks ended October 3, 2015 compared to $16.5 million for the thirty-nine weeks ended September 27, 2014. The increase in cash provided by operating activities was due primarily to higher income tax refunds.

Net Cash Used in Investing Activities. Net cash used in investing activities for the thirty-nine weeks ended October 3, 2015 was $51.9 million compared to cash provided by investing activities of $6.0 million for the thirty-nine weeks ended September 27, 2014. The decrease is primarily due to the receipt of the proceeds of the Rainbow Store Sale in Fiscal 2014, partially offset by lower capital expenditures in Fiscal 2015 related to our acquired Dominick’s stores. Total capital expenditures for Fiscal 2015, excluding acquisitions, are estimated to be approximately $69.5-$74.5 million.

Net Cash Used in Financing Activities. Net cash used in financing activities for the thirty-nine weeks ended October 3, 2015 was $7.9 million compared to $57.7 million for the thirty-nine weeks ended September 27, 2014. Net cash used in the thirty-nine weeks ended October 3, 2015 primarily consisted of payments of $7.9 million to terminate two leases associated with discontinued operations and scheduled capital lease payments, partially offset by net borrowings on our revolving credit facility of $3.0 million. Net cash used in the thirty-nine weeks ended September 27, 2014 primarily consisted of payments of debt and capital lease obligations of $521.3 million primarily to refinance our existing indebtedness and related financing costs of $5.6 million, offset somewhat by the net proceeds from our term loan of $450.8 million and net proceeds from our common stock offering of $19.3 million.

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

Prior Credit Facilities

Prior to the 2014 Refinancing, our long-term debt included a senior credit facility consisting of a $675 million term loan (the “2012 Term Loan”) and a $125 million revolving credit facility (the “2012 Revolving Facility” and together with the 2012 Term Loan, the “2012 Credit Facilities”). Borrowings under the 2012 Credit Facilities bore an interest rate, at our option, of (i) adjusted LIBOR (subject to a 1.25% floor) plus 4.5% or (ii) an alternate base rate plus 3.5%.

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

The following is a summary of the calculation of Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 27, 2014 and October 3, 2015 (in thousands):

	Thirteen Weeks Ended (Unaudited)
	September 27, 2014			October 3, 2015
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net loss	$(249,908)	$(33,913)	$(283,821)	$(8,627)	$(207)	$(8,834)
Interest expense	13,277	586	13,863	13,133	342	13,475
Income taxes	(34,130)	(8,828)	(42,958)	(4,071)	(139)	(4,210)
Depreciation and amortization expense	17,271	—	17,271	17,284	—	17,284
LIFO (benefit) charge	(4,517)	—	(4,517)	234	—	234
Amortization of deferred financing costs	555	—	555	554	—	554
Non-cash stock compensation expense	772	—	772	1,578	—	1,578
Goodwill impairment charge	280,014	—	280,014	—	—	—
Closed facility charges	—	9,950	9,950	1,721	621	2,342
Employee severance costs	84	2,196	2,280	—	—	—
Loss (gain) on disposition of assets	464	(3,010)	(2,546)	—	—	—
Stevens Point severance and one-time costs	1,763	—	1,763	—	—	—
Multi-employer pension withdrawal charge	—	23,901	23,901	—	—	—

Adjusted EBITDA	$25,645	$(9,118)	$16,527	$21,806	$617	$22,423

	Thirty-nine Weeks Ended (Unaudited)
	September 27, 2014			October 3, 2015
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net loss	$(260,359)	$(55,644)	$(316,003)	$(10,405)	$(2,275)	$(12,680)
Interest expense	39,618	2,632	42,250	39,791	1,242	41,033
Income taxes	(42,570)	(22,542)	(65,112)	(5,687)	3,201	(2,486)
Depreciation and amortization expense	48,065	3,471	51,536	49,851	—	49,851
LIFO (benefit) charge	(4,073)	—	(4,073)	245	—	245
Amortization of deferred financing costs	1,687	51	1,738	1,662	—	1,662
Non-cash stock compensation expense	2,845	—	2,845	4,399	—	4,399
Goodwill impairment charge	280,014	—	280,014	—	—	—
Asset impairment charges	5,050	11,142	16,192	—	—	—
Gain on lease terminations	—	—	—	—	(2,739)	(2,739)
Closed facility charges	—	9,950	9,950	2,271	621	2,892
Employee severance costs	1,251	2,196	3,447	—	—	—
Loss (gain) on disposition of assets	464	(1,654)	(1,190)	—	—	—
Stevens Point severance and one-time costs	1,763	—	1,763	—	—	—
Multi-employer pension withdrawal charges	—	49,697	49,697	—	1,195	1,195
Loss on debt extinguishment	8,576	472	9,048	—	—	—

Adjusted EBITDA	$82,331	$(229)	$82,102	$82,127	$1,245	$83,372

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. We identified the following critical accounting policies and estimates: inventories, income taxes, discounts and vendor allowances, closed facility lease commitments, reserves for self-insurance, employee benefit plans, goodwill and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. In accordance with our critical accounting policy related to goodwill, we completed our annual impairment test during the third quarter of Fiscal 2015 and we have included discussion of the result of the test below.

Goodwill

During the third quarter of Fiscal 2015, with the assistance of a third party valuation firm, we completed the first step of the impairment evaluation process in comparing the fair value of our reporting units to their carrying value. Based upon the results of that test, we determined that the fair value of both of our reporting units exceeded their carrying values and therefore the second step of the impairment evaluation was not required. Based on the fair values of our reporting units as calculated in the annual goodwill impairment test, a 10% reduction in fair value of our reporting units would not indicate a potential impairment of our goodwill.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), the Chief Executive Officer and the Chief Financial Officer, together with a disclosure review committee appointed by the Chief Executive Officer, evaluated Roundy’s disclosure controls and procedures as of October 3, 2015, the end of the period covered by this report. Based on that evaluation, Roundy’s Chief Executive Officer and Chief Financial Officer concluded that Roundy’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there were no changes in our internal control over financial reporting during the quarter ended October 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2015

By:	/s/ MICHAEL P. TURZENSKI
Michael P. Turzenski
Group Vice President and Chief Financial Officer

Date: November 12, 2015

Exhibit Index

Exhibit Number	Description

10.1	Roundy’s, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 20, 2015 in Commission File No. 001-35422)

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document